Form 10-Q
period 2010-03-31
TENGION INC
filed 2010-05-20
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-0214813 (I.R.S. Employer Identification No.)
2900 Potshop Lane, Suite 100
East Norriton, PA 19403
 (Address of principal executive offices)

(610) 292-8364
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated  filer  ☐ Accelerated filer  ☐  Non-accelerated filer  ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes   ☐    No   ☒

As of May 12, 2010 there were 12,354,569 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q

INDEX

Part I.  Financial Information

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

TENGION, INC.
(A Development-Stage Company)
Balance Sheets

	December 31,	March 31,
	2009	2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,804,129	$8,127,261
Short-term investments	2,499,013	999,505
Deferred equity offering costs	1,104,708	2,209,475
Prepaid expenses and other	396,105	461,650
Total current assets	20,803,955	11,797,891
Property and equipment, net	16,243,053	15,048,371
Other assets	191,385	210,312
Total assets	$37,238,393	$27,056,574

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$13,196,376	$13,197,956
Accounts payable	1,854,481	1,466,547
Accrued expenses	2,986,797	2,685,807
Total current liabilities	18,037,654	17,350,310
Long-term debt	8,640,402	5,570,874
Warrant liability	314,431	122,904
Other liabilities	403,477	406,187
Total liabilities	27,395,964	23,450,275

Commitments and contingencies

Redeemable convertible preferred stock, $0.001 par value, authorized
83,785,721 shares at March 31, 2010; issued and outstanding
81,954,127 shares at December 31, 2009 and March 31, 2010
(liquidation value of $191,834,831 at March 31, 2010)	187,916,168	191,545,008

Stockholders' equity (deficit):
Common stock, $0.001 par value; authorized 111,186,811 shares at March 31, 2010; issued and outstanding 701,581 and 702,493
shares at December 31, 2009 and March 31, 2010, respectively	702	703
Additional paid-in capital	3,516,031	3,714,690
Deficit accumulated during the development stage	(181,590,472)	(191,654,102)
Total stockholders’ equity (deficit)	(178,073,739)	(187,938,709)

Total liabilities and stockholders' equity (deficit)	$37,238,393	$27,056,574

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Statements of Operations
(unaudited)

			Period from
			July 10, 2003
			(inception)
			through
	Three Months Ended March 31,		March 31,
	2009	2010	2010
Operating expenses:
Research and development	$6,048,117	$3,316,126	$95,024,874
General and administrative	1,660,323	1,412,412	30,082,484
Depreciation	1,234,845	1,226,809	16,375,548
Total operating expenses	(8,943,285)	(5,955,347)	(141,482,906)

Interest income	100,818	10,469	8,406,696
Interest expense and change in fair value
of preferred stock warrant	(853,416)	(489,912)	(10,554,617)

Net loss	$(9,695,883)	$(6,434,790)	$(143,630,827)

Accretion of redeemable convertible preferred
stock to redemption value	(3,362,185)	(3,628,841)

Net loss attributable to common stockholders	$(13,058,068)	$(10,063,631)

Basic and diluted net loss attributable to common
stockholders per share	$(18.86)	$(14.33)

Weighted average common stock outstanding-
basic and diluted	692,249	702,144

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Statements of Cash Flows
(unaudited)
			Period from
			July 10, 2003
			(inception)
	Three Months Ended		through
	March 31,		March 31,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(9,695,883)	$(6,434,790)	$(143,630,827)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,234,845	1,226,809	16,375,548
Loss on disposition of property and equipment	335	1,618	118,942
Amortization of net discount on short-term investments	77,041	—	(149,150)
Noncash interest expense	67,943	(108,478)	81,481
Noncash rent expense	6,355	2,710	239,688
Stock-based compensation expense	219,999	198,266	3,588,970
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(366,871)	(98,663)	(787,076)
Accounts payable	(112,247)	(320,287)	1,463,595
Accrued expenses and other	(313,053)	(143,518)	2,113,835
Net cash used in operating activities	(8,881,536)	(5,676,333)	(120,584,994)
Cash flows used in investing activities:
Purchases of short-term investments	(5,588,508)	(1,499,160)	(279,496,023)
Sales and redemption of short-term investments	1,500,000	2,998,668	278,645,668
Cash paid for property and equipment	(161,439)	(88,167)	(31,528,939)
Proceeds from the sale of property and equipment	—	—	11,306
Net cash (used in) provided by investing activities	(4,249,947)	1,411,341	(32,367,988)
Cash flows provided by financing activities:
Proceeds from sale of Redeemable Convertible Preferred Stock, net	—	—	139,959,522
Issuance of common stock	45,162	394	153,402
Repurchase of common stock	—	—	(94,169)
Issuance costs related to long-term debt	—	—	(85,340)
Payment of deferred equity offering costs	—	(1,272,346)	(1,279,791)
Proceeds from long-term debt	840,595	—	34,694,297
Payments on long-term debt	(679,211)	(3,139,924)	(12,267,678)
Net cash provided by (used in) financing activities	206,546	(4,411,876)	161,080,243
Net increase (decrease) in cash and
cash equivalents	(12,924,937)	(8,676,868)	8,127,261
Cash and cash equivalents, beginning of period	45,943,925	16,804,129	—
Cash and cash equivalents, end of period	$33,018,988	$8,127,261	$8,127,261

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to Series A Redeemable Convertible
Preferred Stock	$—	$—	$3,562,211
Convertible note issued to initial stockholder for consulting expense	—	—	210,372
Warrants issued with long-term debt	8,742	—	2,185,358
Noncash property and equipment additions	36,508	25,227	25,227

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(1)    Background

Tengion, Inc. (the Company) is a regenerative medicine company incorporated in Delaware on July 10, 2003. The Company is focused on discovering, developing, manufacturing and commercializing replacement human neo-organs and neo-tissues derived from a patient’s own cells, or autologous cells.  Building on clinical and preclinical experience, the Company is leveraging its platform to develop its lead product candidate, the Neo-Urinary Conduit, for bladder cancer patients.  The Company intends to develop its technology to address unmet medical needs in urologic, renal, gastrointestinal and vascular diseases and disorders.  The Company operates as a single business segment.

(2)    Development-Stage Risks and Liquidity

The Company has incurred losses since inception and has a deficit accumulated during the development stage of $191,654,102 as of March 31, 2010, including $48,023,276 of cumulative accretion on the Series A Redeemable Convertible Preferred Stock (Series A), the Series B Redeemable Convertible Preferred Stock (Series B), and the Series C Redeemable Convertible Preferred Stock (Series C).  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions. In April 2010, the Company completed its initial public offering and obtained equity financing which is expected to fund its operations to April 2011.  Please see Note 10 for additional information.  The Company continues to explore external financing alternatives which will be needed to fund its operations and to commercially develop its products candidates. In the event financing is not obtained, the Company may pursue headcount reductions and other cost cutting measures to preserve cash as well as explore the selected sale of assets to generate additional funds.  There can be no assurance that such financing will be available when needed or on acceptable terms.

Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; comprehensive government regulations; having no commercial manufacturing experience, marketing or sales capability or experience; and dependence on key personnel.

(3)    Summary of Significant Accounting Policies

(a)    Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet as of March 31, 2010 and the condensed statements of operations and cash flows for the three months ended March 31, 2010 and 2009, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed balance sheet at December 31, 2009 has been derived from audited financial statements.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the final prospectus of the Company's Registration Statement on Form S-1, as amended (File No. 333-164011), which includes audited financial statements for the year ended December 31, 2009.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(b)    Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding less the weighted-average shares subject to repurchase during the period.  For all periods presented, the outstanding shares of Series A, Series B, and Series C, common stock options and preferred and common warrants have been excluded from the calculation because their effect would be anti-dilutive.  Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of March 31, 2009 and 2010, as they would be anti-dilutive:

	March 31,
	2009	2010
Redeemable convertible preferred stock	81,954,127	81,954,127
Options outstanding	490,985	709,755
Unvested restricted stock	2,026	216
Warrants outstanding	1,603,446	1,605,439

(c)    Deferred Equity Offering Costs

Costs have been incurred in connection with the initial public offering of the Company’s common stock.  As of March 31, 2010, legal and accounting costs aggregating approximately $2.2 million have been deferred and are reflected as a current asset in the accompanying balance sheet.  These costs will be treated as a reduction of the proceeds from the offering and will be included as a component of additional paid-in-capital in April 2010.

(d)    Recently Issued Accounting Standards

In January 2010, an amendment to the Financial Accounting Standards Board (FASB) fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. The Company adopted the amendment during the first quarter 2010, which had no impact on our condensed financial statements as this change is disclosure-only in nature.

(e)    Reverse Stock Split

A reverse stock split of the Company’s common stock was effective March 24, 2010 upon shareholder approval at a ratio of one share for every 14.5 shares previously held. All common stock share and per-share data included in these financial statements reflect such reverse stock split.

(4)    Short-term Investments and Fair Value Measurements

Short-term investments consist of investments in commercial paper as of December 31, 2009 and March 31, 2010. The Company has the ability and intent to hold these investments until maturity and therefore, has classified the investments as held-to-maturity. Due to the short-term nature of these investments, unrealized gains and losses have been deemed temporary and therefore not recognized in the accompanying financial statements. Income generated from short-term investments is recorded to interest income. As of March 31, 2010, the investments are classified as short term as the dates to maturity of such instruments are less than one year.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s short-term investments:

	December 31,	March 31
	2009	2010
Held-to-Maturity
Commerical paper	$2,499,013	$999,505

Total Short-term Investments	$2,499,013	$999,505

The Company adopted the accounting guidance on fair value measurements effective January 1, 2008 for financial assets and liabilities measured on a recurring basis. The guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•   Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•   Level 2: Quoted prices in markets that are not active or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•   Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010:

	Fair value measurement at
	reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2009
Assets

Cash and cash equivalents	$16,804,129	$-	$-	$16,804,129
Short-term Investments	2,499,013	-	-	2,499,013

	$19,303,142	$-	$-	$19,303,142

Liabilities
Warrant liability	$-	$-	$314,431	$314,431

At March 31, 2010
Assets

Cash and cash equivalents	$8,127,261	$-	$-	$8,127,261
Short-term Investments	999,505	-	-	999,505

	$9,126,766	$-	$-	$9,126,766

Liabilities
Warrant liability	$-	$-	$122,904	$122,904

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability

Balance as of December 31, 2009	$314,431
Issuance of additional warrants	-
Change in fair value of warrant liability	(191,527)
Balance as of March 31, 2010	$122,904

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 7 for further discussion of the warrant liability.

(5)    2009 Restructuring Plan

In 2009, the Company implemented a restructuring plan which reduced headcount by 34 employees due to the postponement of commencing a Phase III clinical trial. Expenses incurred during the three month period ended March 31, 2009 related to the 2009 restructuring consist of termination benefits of $251,828, of which $236,276 is included in research and development expense and $15,552 is included in general and administrative expense in the accompanying statements of operations. Below is a summary of the activity related to the 2009 restructuring program for the year ended December 31, 2009 and the three month period ended March 31, 2010.

	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at March 31, 2010

One time termination benefits	$853,465	$640,104	$213,361	$(8,950)	$137,061	$67,350

(6)    Debt

Total debt outstanding consists of the following:

	December 31,	March 31
	2009	2010
Working Capital Note	$17,315,175	$15,111,649
Equipment and Supplemental Working Capital Notes	4,019,394	3,194,470
Machinery and Equipment Loan	931,972	820,497
Unamortized debt discount	(429,763)	(357,786)

	21,836,778	18,768,830

Less current portion	(13,196,376)	(13,197,956)

	$8,640,402	$5,570,874

The Company has an outstanding working capital loan (the Working Capital Note) with a lender, which was utilized to fund working capital needs of the Company.  In October 2008, the Company refinanced the terms of the Working Capital Note. The repayment terms of $14.2 million of the Working Capital Note were extended to add an additional six-month period of interest-only payments through July 2009 followed by 24 monthly payments of principal and accrued interest at an annual interest rate of 12.26%. The repayment of $5.8 million of the Working Capital Note was extended to add a 14-month period of interest-only payments through January 2010 followed by 20 monthly payments of principal and accrued interest at an annual interest rate of 12.26%. The Company recorded interest expense of $613,000 and $488,501 related to the Working Capital Note for the three month period ended March 31, 2009 and 2010, respectively.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

In connection with execution of the original Working Capital Note, the lender received warrant coverage of 9% for the first $15 million and 8% for the additional $5 million of the original Working Capital Note (Note 9). There were no warrants issued during the three months ended March 31, 2009 or 2010. The lender holds warrants exercisable into 1,462,674 shares of preferred stock as of March 31, 2010.

The relative fair value of the warrants has been recorded against the carrying value of the Working Capital Note as an original issue discount (OID) which is being amortized as interest expense over the term of the Working Capital Note. During the three month periods ended March 31, 2009 and 2010, the Company recognized a noncash charge to interest expense of $115,203 and $62,508, respectively, for the amortization of OID.

In 2005, the Company had also executed an additional loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2009. As of March 31, 2010, the Equipment Note bears interest at an average rate of 11.69% and matures over 36 to 48 months and the Supplemental Working Capital Note bears interest at an average rate of 11.67% and matures over 36 months. The Company recorded interest expense of $159,359 and $98,426 related to the Equipment and Supplemental Working Capital Notes for the three month periods ended March 31, 2009 and 2010, respectively.

The lender also received warrant coverage of 2% of the Equipment and Supplemental Working Capital Notes (note 8). During the three months ended March 31, 2009, the lender received warrants to purchase 5,884 shares of Series C in connection with the additional executed loans.  There were no warrants issued to the lender during the three months ended March 31, 2010.  The fair value of the warrants issued in connection with the Equipment and Supplemental Working Capital Notes for the three month period ended March 31, 2009 was determined to be $7,916, using the Black-Scholes option-pricing model.

The relative fair value of the warrants has been recorded against the carrying value of the Equipment and Supplemental Working Capital Notes as OID which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes. During the three months ended March 31, 2009 and 2010, the Company recognized a noncash charge to interest expense of $11,482 and $9,468, respectively, for the amortization of OID.

In December 2007, the Company executed a $1.65 million agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases (MELF Loan) through December 31, 2009. On December 31, 2007 the Company borrowed $1.3 million of the MELF loan to fund equipment purchases. In March 2009, the Company borrowed an additional $0.3 million of the MELF loan to fund equipment purchases. Under the terms of the MELF Loan, the Company has a four year period of payments of principal and accrued interest at an annual interest rate of 5%. The Company recorded interest expense of $12,626 and $11,186 related to the MELF Loan for the three months ended March 31, 2009 and 2010, respectively.

In connection with the Working Capital Note, Equipment Note, Supplemental Working Capital Note, and the MELF Loan, the Company incurred financing costs of $189,771, recorded as other assets on the accompanying balance sheets, which are being amortized on a straight-line basis until maturity of the related notes. During the three months ended March 31, 2009 and 2010, the Company recorded amortization of these deferred financing costs of $11,073 and $11,073, respectively, included in interest expense on the accompanying statements of operations.

Borrowings under the Working Capital Note are secured by all assets of the Company, except for Intellectual Property and permitted liens that have priority, including liens on equipment subsequently acquired to secure the purchase price or lease obligation, as defined in the loan agreement. Borrowings under the Equipment Note, Supplemental Working Capital Note and the MELF Loan are secured by equipment, as defined in the loan agreements.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(7)    Capital Structure

Redeemable Convertible Preferred Stock

As of March 31, 2010, the authorized and outstanding redeemable convertible preferred stock and their principal terms are as follows:

Series	Shares authorized	Shares outstanding	Carrying amount	Liquidation amount

A	25,124,601	24,190,672	$ 59,941,462	$ 59,990,540
B	27,857,143	27,637,363	67,182,997	67,279,900
C	30,803,977	30,803,977	64,420,549	64,564,391

The Series A, Series B, and Series C stockholders are entitled to receive an annual 8% dividend, when and if declared by the board of directors. No dividends have been declared through March 31, 2010. As of March 31, 2010, there were $20,878,336, $16,979,900 and $9,734,903 of accrued and unpaid Series A, Series B, and Series C dividends, respectively.

The Series A, Series B and Series C stockholders are entitled to a liquidation preference of their original purchase price of $1.61683 per share for Series A and $1.82 per share for Series B and Series C, plus accumulated unpaid dividends, in the event of liquidation, dissolution, or winding up of the Company. In the event the Company merges with, or is acquired by, another entity, such merger or acquisition could be deemed a dissolution upon the majority vote of the Series A, Series B, and Series C stockholders.

In September 2012, the Series B and Series C become subject to redemption at the option of the majority of the then outstanding Series B and Series C stockholders at a price equal to the original purchase price plus any accumulated unpaid dividends. If the Series B and Series C stockholders make a redemption request then all of the Series A becomes subject to redemption at a price equal to the Series A original purchase price plus any accumulated unpaid dividends.

In April 2010, all outstanding Shares of Series A, Series B, and Series C converted into a total of 5,651,955 shares of common stock in connection with the completion of the Company’s initial public offering (See Note 10)

Warrants

In conjunction with the Working Capital Note, Equipment Note, and the Supplemental Working Capital Note, the Company issued warrants to purchase shares of Series A, B, and C.  The warrants are immediately exercisable. Warrants related to the Working Capital Note expire ten years from the date of issuance or five years after an initial public offering of the Company’s common stock. Warrants related to the Equipment and Supplemental Working Capital Notes expire the earlier of eight years from the date of issuance or upon Company acquisition as defined in the warrant agreement.

As of March 31, 2010, the following warrants to purchase Preferred Stock were outstanding:

Series	Number of Shares	Exercise Price	Expiration

A	933,929	$ 1.6168	August 2013 through December 2016
B	219,780	$ 1.82	September 2015 through December 2016
C	447,840	$ 1.82	September 2015 through October 2018

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The warrants are classified as warrant liability on the accompanying balance sheet in accordance with FASB accounting guidance, as the warrants entitle the holder to purchase preferred stock, which may be redeemed at the option of the holder.

Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the statements of operations as a component of interest expense. The fair value of the warrants are subject to fluctuation based on changes in the Company’s preferred stock price, expected volatility, remaining contractual life, and the risk-free interest rate. At March 31, 2009, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2008, resulting in a noncash credit to interest expense of $69,815 during the three months ended March 31, 2009. At March 31, 2010, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2009, resulting in a noncash credit to interest expense of $191,527 during the three months ended March 31, 2010.

In April 2010, upon the completion of the Company's initial public offering the preferred stock warrants outstanding were adjusted in accordance with the terms of the warrant agreements into warrants to purchase an aggregate of 110,452 shares of common stock.

(8)    Stock-Based Compensation

As of March 31, 2010 the Company maintained the 2004 Stock Option Plan (the Plan), which provides for grants of equity to employees, directors, and consultants of the Company, in the form of restricted stock, stock appreciation rights, and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. As of March 31, 2010, 301,201 shares of common stock were available for future grants under the Plan.

Stock Options

The following table summarizes stock option activity under the Plan:

	Number of Shares	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at Decmeber 31, 2009	712,373	1.00
Granted	-	-
Exercised	(910)	0.44
Cancelled/forfeited	(1,708)	12.38

Outstanding at March 31, 2010	709,755	$0.97

Vested and expected to vest at March 31, 2010	670,790	$1.01	8.23	$1,565,573

Exercisable at March 31, 2010	251,743	$1.64	6.73	$541,610

Total stock-based compensation expense recognized for stock options to employees for the three months ended March 31, 2009 and 2010 was $283,862 and $196,081, respectively.  As of March 31, 2010, there was $1,053,974 of unrecognized compensation expense, net of forfeitures, related to non-vested employee stock options and $14,781 of unrecognized compensation expense related to non-vested non-employee director stock options, which is expected to be recognized over a weighted average period of approximately 3.09 years.

For the three months ended March 31, 2009, the Company recognized a credit of $67,260 due to the decline in the per-share fair value of the outstanding options granted to non-employees.  Total stock-based compensation expense recognized for stock options to non-employees for the three months ended March 31, 2010 was $1,564.  As of March 31, 2010, there was $744 of unrecognized compensation expense related to non-vested non-employee stock options, which is expected to be recognized over a weighted average period of 0.2 years.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(9)    Commitments and Contingencies

License Agreements

In 2003, a license agreement was executed with Children’s Medical Center Corporation (CMCC), whereby CMCC granted the Company a license to utilize certain patent rights. In accordance with the license agreement, the Company paid an initial license fee of $175,000, which was recorded as research and development expense in 2003. Additionally, the license agreement requires the Company to reimburse CMCC for patent costs related to the underlying licensed rights.  For the three months ended March 31, 2009 and 2010 and for the period from July 10, 2003 (inception) through March 31, 2010 the Company recorded $33,242, $51,492, and $2,040,694 respectively, as general and administrative expenses related to the reimbursement of such patent costs in the accompanying statements of operations.

The Company is obligated to make payments to CMCC upon the occurrence of various development and sales milestones. During the fourth quarter of 2006, the Company achieved two of its development milestones for the first licensed product launched, as defined in the agreement, and paid $350,000, which was recorded as research and development expense for the year ended December 31, 2006. No further milestones payments have been made through March 31, 2010. If the Company develops and obtains regulatory approval of a licensed product in each of the four subfields covered under the license, it will be required to pay CMCC milestones aggregating approximately $6.9 million, which includes $350,000 paid to date. Also, if cumulative net sales of all licensed products reach a certain level, the Company will be required to make a one-time sales milestone payment of $2.0 million. The timing and likelihood of such milestone payments are not currently known to the Company. A portion of the milestone payments the Company makes will be credited against its future royalty payments. The Company must pay CMCC royalties in the midsingle digit range based on net sales of licensed products as defined in the agreement by the Company, its affiliates and its sublicensees, which royalties will be reduced for certain amounts the Company is required to pay to license patents or intellectual property from third parties and under certain circumstances if there is a competing product. No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless the Company advised CMCC not to file for patent protection in that country and later chose to market and sell licensed products in such country. The license agreement, and the Company’s obligation to pay royalties, terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

In January 2006 the Company entered into a license agreement with Wake Forest University Health Sciences, or WFUHS, which was amended in May 2007, for the license of certain of WFUHS’s intellectual property rights. Under the license agreement, the Company issued WFUHS a warrant to purchase 3,200 shares of the Company’s common stock through January 1, 2016 at an exercise of $2.32 per share and is required to pay WFUHS a percentage of certain consideration received from a sublicensee. The Company is not required to make any milestone payments to WFUHS related to the development or commercialization of the licensed products, but the Company is required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after the Company initiates the first animal study conducted under cGLP, with respect to such product. These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties the Company is obligated to pay to WFUHS for such product. In addition, the Company is required to pay WFUHS royalties in the low to mid-single digit range based on net sales of licensed products in all countries. With respect to any product covered by an improvement patent, the Company’s obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last to-expire patent covering such product.  With respect to any licensed product that is not covered by an improvement patent, the Company’s obligation to pay royalties to WFUHS terminates, on a product-by-product basis, on the date that is five years from the first commercial sale of such product, provided that the first commercial sale occurs prior to January 1, 2021 (for each day after January 1, 2021 that the first commercial sale does not occur, the five-year period is reduced by one day).

In January 2006, the Company entered into a research agreement with WFUHS, which was amended in September 2006. Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments. As of March 31, 2010, the Company was obligated to make payments of $600,000 with respect to the remaining research activities in 2010 of WFUHS under this agreement. The sponsored research involves the experiments and studies set out in annual research plans and milestones established under the agreement. The agreement expires on December 31, 2010 but may be extended for up to an additional three-year period. Either party may terminate the agreement upon a material, uncured breach by the other party upon 30 days written notice. The Company may terminate the agreement at any time, with or without cause, upon 90 days prior written notice. If the Company terminates the agreement, it will be required to pay to WFUHS all reasonable direct costs and all noncancelable obligations incurred by WFUHS, provided that such liability is limited to $625,000.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(10)    Subsequent Event

In April 2010 the Company completed its initial public offering, selling 6,000,000 shares at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses were approximately $25.8 million.  In connection with the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 5,651,955 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into aggregate of 110,452 warrants to purchase common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview
We believe we are the only regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of replacement neo-organs and neo-tissues.  Our Organ Regeneration Platform enables us to create proprietary product candidates that are intended to harness the intrinsic regenerative pathways of the body to produce a range of native-like organs and tissues.  Our product candidates eliminate the need to utilize other tissues of the body for a purpose to which they are poorly suited, procure donor organs or administer anti-rejection medications. We produce neo-organs and neo-tissues in our scalable manufacturing facilities using efficient and repeatable proprietary processes, and have implanted neo-organs in our clinical trials. We intend to develop our technology to address unmet medical needs in urologic, renal, gastrointestinal and vascular diseases and disorders.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs and neo-tissues. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private placement of equity securities and debt financings. We have never been profitable and, as of March 31, 2010, we have an accumulated deficit of $191.7 million. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Forward Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products candidates; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to quickly and efficiently identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those factors set forth in Item 1A: "Risk Factors."

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in Item 1A "Risk Factors" and include, among others: (i) our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern; (ii) we have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition; (iii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iv) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; and (v) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Financial Operations Overview

Research and Development Expense
Our research and development expense consists of expenses incurred in developing and testing our product candidates and are expensed as incurred. Research and development expense consists of:

•	personnel related expenses, including salaries, benefits, travel and other related expenses including stock-based compensation;
•	payments made to third-party contract research organizations for preclinical studies, investigative sites for clinical trials and consultants;
•	costs associated with regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials;
•	laboratory and other supplies;
•	manufacturing development costs; and
•	facility maintenance.

Preclinical study and clinical trial costs for our product candidates are a significant component of our current research and development expenses. We track and record information regarding external research and development expenses on a per study basis. Preclinical studies are currently coordinated with third-party contract research organizations and expense is recognized based on the percentage completed by study at the end of each reporting period.  Clinical trials are currently coordinated through a number of contracted sites and expense is recognized based on a number of factors including actual and estimated patient enrollment and visits, direct pass-through costs and other clinical site fees.  We utilize internal employees, resources and facilities across multiple product candidates.  We do not allocate internal research and development expenses among product candidates.

The following table summarizes our research and development expense for the three month period ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010
	(in thousands)
Third party direct program expenses:
Urologic	$1,377	$124
Renal	250	438

Total third party direct program expenses	1,627	562

Other research and development expenses	4,421	2,754

Total research and development expense	$6,048	$3,316

From our inception in July 2003 through March 31, 2010, we have incurred research and development expense of $95.0 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that participate in the trials;
•	the duration of patient follow-up;
•	the development stage of the product candidate; and
•	the efficacy and safety profile of the product candidate.

None of our product candidates has received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our product candidates. In the event that third parties have control over the clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions.  There were no material changes to our critical accounting policies and use of estimates previously disclosed in our Registration Statement on Form S-1, as amended (File No. 333-164011).

Results of Operations

Three Months Ended March 31, 2009 compared to the Three Months Ended March 31, 2010

Research and Development Expense.  Research and development expense for the three months ended March 31, 2009 and 2010 were comprised of the following:

	Three Months Ended		Increase/
	March 31,		(Decrease)
	2009	2010	$	%
	(in thousands)

Compensation and related expenses	$2,878	$1,799	$(1,079)	-37%
External services - direct third parties	1,627	562	(1,065)	-65%
External services - other	303	126	(177)	-58%
Research materials and related expenses	548	326	(222)	-41%
Facilities and related expenses	692	503	(189)	-27%

Total research and development expenses	$6,048	$3,316	$(2,732)	-45%

Research and development expense decreased primarily due to a decrease in external services related to direct third-party expense of $0.7 million for preclinical studies and $0.4 million for costs associated with our Phase II clinical trials for our Neo-Bladder Augment due to the lower cost per patient in the subsequent years where patient treatments under the protocol are reduced to twice a year. Compensation and related expense decreased primarily due to the reduction in headcount in our Pennsylvania manufacturing facility. The decrease in these programs led to a decrease in the demand for lab supplies and other services related to our product candidates.

General and Administrative Expense. General and administrative expense decreased by $248 thousand, or 15%, from $1.7 million for the three months ended March 31, 2009 to $1.4 million for the three months ended March 31, 2010. The decrease in general and administrative expense was due to a decrease in corporate personnel-related costs of $0.2 million primarily related to the reduction in headcount in our executive, finance, legal and human resource functions, as well as lower legal and other external services of approximately $0.1 million.

Depreciation Expense. Depreciation expense remained relatively unchanged for the three months ended March 31, 2009 as compared to the three months ended March 31, 2010, as additions were not significant in either period.

Interest Income / Expense and Change in Fair Value of Preferred Stock Warrants. Interest income decreased $0.1 million, or 90%, from the three months ended March 31, 2009 to the three months ended March 31, 2010 due to lower investment balances and lower rates of return on our investments. Interest expense and change in fair value of preferred stock warrants decreased by $0.4 million, or 43%, from $0.9 million for the three months ended March 31, 2009 to $0.5 million for the three months ended March 31, 2010, primarily due to the decline in the estimated fair value of the preferred stock warrants.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $191.7 million as of March 31, 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from redeemable convertible preferred stock offerings. The following table summarizes our funding sources as of March 31, 2010:

			Net Proceeds (1)
Issue	Year	No. Shares	(in thousands)
Series A Redeemable Convertible Preferred Stock	2004, 2005	24,190,672	$ 38,910
Series B Redeemable Convertible Preferred Stock	2006	27,637,363	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	30,126,092	54,571
		81,954,127	$ 143,521
 (1) Net proceeds represent gross proceeds received net of legal costs associated with each series.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $34.7 million through March 31, 2010. We currently have a working capital note with an outstanding principal of $15.1 million as of March 31, 2010, which borrowings were used for our general working capital needs. In addition, we have loans to fund equipment and other asset purchases with outstanding principal of $4.0 million as of March 31, 2010.

Cash, cash equivalents and short-term investments at March 31, 2010 were $9.1 million, representing 33.7% of total assets.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2009 and 2010:

	Three Months Ended
	March 31,
	2009	2010
Statement of Cash Flows Data:	(in thousands)
Total cash provided by (used in):
Operating activities	$(8,882)	$(5,676)
Investing activities	(4,250)	1,411
Financing activities	207	(4,412)
Increase (decrease) in cash & cash equivalents	$(12,925)	$(8,677)

Operating Activities
Cash used in operating activities decreased $3.2 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to a decrease in our net loss of $3.3 million driven mainly by our decrease in research and development expense of $2.7 million associated with our preclinical and clinical studies and our decrease in general and administrative expense of $0.2 million related to personnel-related costs and legal and other external services; and a decrease in operating assets and liabilities of $0.2 million, offset by an increase in noncash-interest expense of $0.2 million.

Investing Activities
Cash provided by investing activities was $1.4 million for the three months ended March 31, 2010, compared to cash used in investing activities in for the three months ended March 31, 2009 of $4.2 million, primarily due to a decrease in net purchases and sales and redemptions of short-term investments of $5.6 million.

Financing Activities
Cash used in financing activities was $4.4 million for the three months ended March 31, 2010, compared to cash provided by financing activities of $0.2 million for the three months ended March 31, 2009, due to an increase in payments of long-term debt of $2.5 million primarily resulting from the end of interest-only payments in January 2009, an increase in payments of $1.3 million related to deferred equity offering costs related to our initial public offering and a decrease of $0.8 million in proceeds from debt financing in the first quarter of 2009.

Initial Public Offering
In April 2010 we completed an initial public offering, selling 6,000,000 shares of common stock at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses was approximately $25.8 million.  Based on our current operating plans, we expect to use proceeds received from this offering to fund our research and development activities, including our Phase 1 clinical trial for our Neo-Urinary Conduit and our preclinical activities for our Neo-Kidney Augment and for maintaining our research and manufacturing facilities as well as for working capital and other general corporate purposes.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of March 31, 2010, we had cash and cash equivalents and short term investments of $9.1 million.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 1A.     Risk Factors.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2009 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. We are a development stage company and have not generated revenues or been profitable since inception, and it is possible we will never achieve profitability. We have devoted our resources to developing our Organ Regeneration Platform and certain product candidates, but such product candidates cannot be marketed until governmental approvals have been obtained. Accordingly, there is no current source of revenues much less profits, to sustain our present activities, and no revenues will likely be available until, and unless, our product candidates are approved by the Food and Drug Administration, or FDA, or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations to April 2011. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that other financing will be available when needed to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

We have a history of net losses and may not achieve or sustain profitability.

We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future. As of March 31, 2010, we had an accumulated deficit of $191.7 million. We had net losses of $31.0 million, $42.4 million and $29.8 million in the years ended December 31, 2007, 2008 and 2009, respectively. These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to further develop our product candidates, technology and manufacturing capabilities. Our expenses are expected to relate to the following:

•	conducting our Phase I clinical trial for our Neo-Urinary Conduit for patients with bladder cancer who require removal of their bladder;

•	continuing our preclinical development of our Neo-Bladder Replacement for bladder cancer patients requiring removal of their bladder and desiring a continent urinary diversion;

•	continuing research and development efforts relating to our Neo-Kidney Augment;

•	advancing our Neo-Bladder Augment;

•	researching and developing our Neo-GI Augment, Neo-Vessel Replacement and other product candidates;

•	maintaining, expanding, protecting and enforcing our intellectual property portfolio and assets and potentially challenging the intellectual property of others;

•	validating, certifying and staffing our commercial manufacturing facility if and when our product candidates advance into later-stage clinical trials;

•	expanding our manufacturing capabilities to support commercialization of our current and future product candidates; and

•	servicing and repaying indebtedness.

The extent of our future operating losses is highly uncertain, and we may never achieve or sustain profitability. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline and you could lose all or part of your investment.

In order to fund our operations, we will need to raise significant amounts of capital. We may not be able to raise additional capital when necessary or on acceptable terms to us, if at all.

Our future capital requirements will depend on many factors, including:

•
the scope and results of our clinical trials, particularly regarding the number of patients required and the required duration of follow up for our clinical trials in support of our product candidates;

•
the time, complexity and costs involved in obtaining marketing approvals for our product candidates, which could take longer and be more costly than obtaining approval for a new conventional drug candidate, given the FDA’s limited experience with clinical trials and marketing approval for products derived from a patient’s own cells;

•	the scope and results of our research and preclinical development programs;

•	the costs of operating our research and development facility to support our research and early clinical activities;

•	the costs of validating, certifying and staffing our manufacturing facility to support later-stage clinical trials and also in anticipation of commercialization activities, if any;

•
the costs of maintaining, expanding, protecting and enforcing our intellectual property portfolio, including potential dispute and litigation costs and any associated liabilities and potentially challenging the intellectual property of others;

•	the costs of entering new markets outside the United States; and

•	the level of debt service payments we are obligated to make.

As a result of these factors, among others, we will need to seek additional funding prior to our being able to generate positive cash flow from operations. We would likely seek funding through public or private sales of our securities, commercial loan facilities, or some combination of both. We also might seek funding through collaborative arrangements. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates. If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then-existing stockholders would result. If we obtain funding through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under our current and future borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and reduce our personnel, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition.

We have approximately $19.1 million of debt outstanding as of March 31, 2010 which is secured by liens on substantially all of our assets. We expect that the annual principal and interest payments on our outstanding debt will be approximately $15.4 million, $9.0 million and $0.2 million in 2010, 2011 and 2012, respectively. The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;

•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;

•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets which secure our current debt;

•	hinder our ability to raise equity capital because in the event of a liquidation of the business, debt holders receive a priority before equity holders;

•	make us more vulnerable in the event of a downturn in our business; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

Unless we raise substantial additional capital or generate substantial revenue from a license or strategic partnership involving one of our product candidates, we may not be able to service or repay our debt when it becomes due, in which case our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets. Any such event would have a material adverse effect on our business, operating results and financial condition.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a development stage company. We commenced operations in July 2003. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have not demonstrated an ability to successfully complete large-scale clinical trials, obtain marketing approvals for product registration, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, we have a limited operating history from which you can evaluate our business and prospects.

In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors. If we are successful in obtaining marketing approval for any of our product candidates, we will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

If we fail to properly manage our growth, our business could be adversely affected.

We have substantially increased the scale of our operations since our inception in 2003. We anticipate further increasing the scale of our operations as we develop our product candidates. If we are unable to manage our growth effectively, our operations and financial condition could be adversely affected. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. Furthermore, we may have to make investments in and hire and train additional personnel for our operations and manufacturing, which would result in additional burdens on our systems and resources and require additional capital expenditures.

If we do not successfully develop our product candidates and obtain the necessary marketing approvals to commercialize them, we will not generate sufficient revenues to continue our business operations.

In order to obtain marketing approval of our product candidates so that we can generate revenues once they are commercialized, we must conduct extensive preclinical studies and clinical trials to demonstrate that our product candidates are safe and effective and obtain and maintain approval of our manufacturing facilities. Our early stage product candidates, including our Neo-Urinary Conduit, for which we have an effective investigational new drug application (IND) and for which we have commenced a single-center Phase I clinical trial, may fail to perform as we expect. Moreover, our Neo-Urinary Conduit and our other product candidates may ultimately fail to demonstrate the necessary safety and efficacy for marketing approval. We will need to conduct additional research and development, and devote significant additional financial resources and personnel to develop commercially viable products and obtain the necessary marketing approvals, and if we fail to do successfully, we may cease operations altogether.

Risks Related to the Development of Our Product Candidates

Our product development programs are based on novel technologies and are inherently risky.

We are subject to the risks of failure inherent in the development of products based on new technologies. The novel nature of our Organ Regeneration Platform creates significant challenges with respect to product development and optimization, manufacturing, government regulation and approval, third-party reimbursement and market acceptance. For example, the FDA has relatively limited experience with the development and regulation of autologous neo-organs and neo-tissues and, therefore, the pathway to marketing approval for our product candidates may accordingly be more complex, lengthy and uncertain than for a more conventional new drug candidate. The FDA may not approve our product candidates or may approve them with certain restrictions that may limit our ability to market our product candidates, and our product candidates may not be successfully commercialized, if at all.

Our clinical trials may not be successful.

We will only obtain marketing approval to commercialize a product candidate if we can demonstrate to the satisfaction of the FDA or the applicable non-United States regulatory authority, in clinical trials, that the product candidate is safe and effective, and otherwise meets the appropriate standards required for approval for a particular indication. Clinical trials are lengthy, complex and extremely expensive processes with uncertain results. A failure of one or more of our clinical trials may occur at any stage of testing. We have conducted two Phase II clinical trials for our Neo-Bladder Augment, involving 16 pediatric and adult patients. During these trials, three patients experienced serious adverse events that at the time of their occurrence were deemed by the respective clinical investigator to be clinically significant and probably related to our product candidate or implantation procedure. Each of the serious adverse events involved perforation of the bladder, which is a known complication in patients undergoing enterocystoplasty, the current standard of care for these patients. A bladder perforation results in urine leakage through the bladder wall. We believe the underlying cause of these bladder perforations varied from patient to patient, and may be related to complications that can occur in this patient population including abscesses, bacterial infections, small bowel obstructions or invasive urologic procedures. As a result of these serious adverse events, the FDA placed our IND related to these clinical trials on hold. We submitted a complete response in June 2009 and the FDA released the clinical hold in July 2009 with no recommended changes to our protocol, product candidate or implantation procedure. There can be no assurance, however, that we will not experience similar serious adverse events with other patients in our Neo-Bladder Augment clinical trials or in our Phase I clinical trial for our Neo-Urinary Conduit.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain marketing approvals necessary for marketing our product candidates, including approval by the FDA.

Our efforts to develop all of our product candidates are at an early stage. We may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and favorable initial results from a clinical trial do not necessarily predict final results. The indications of use for which we are pursuing development may have clinical effectiveness endpoints that have not previously been reviewed or validated by the FDA, which may complicate or delay our effort to ultimately obtain FDA approval. We cannot assure you that our clinical trials will ultimately be successful.

We have not obtained marketing approval or commercialized any of our product candidates. We may not successfully design or implement clinical trials required for marketing approval to market our product candidates. We might not be able to demonstrate that our product candidates meet the appropriate standards for marketing approval, particularly as our technology may be the first of its kind to be reviewed by the FDA. If we are not successful in conducting and managing our preclinical development activities or clinical trials or obtaining marketing approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

We may find it difficult to enroll patients in our clinical trials.

Our initial product candidates are designed to treat diseases that affect relatively few patients. Additionally our product candidates are based on novel technologies and have never been used in humans before.  This could make it difficult for us to enroll the number of patients that may be required for the clinical trials we would be required to conduct in order to obtain marketing approval for our product candidates.

In addition, we may have difficulty finding eligible patients to participate in clinical trials because of a variety of factors including:

•     a patient may require a concomitant surgical prodedure;
•     a patient may be using alternative therapies prohibited by our clinical protocol;
•     a patient may have had previous therapies prohibited by our clinical protocol; or
•     the overall medical condition of the patient.

Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

If we are not able to retain qualified management and scientific personnel, we may fail to develop our technologies and product candidates.

Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific and management personnel. These members include Steven Nichtberger, MD, our President and CEO, and Timothy Bertram, DVM, PhD, our Senior Vice President, Science and Technology. The loss of either or both of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Competition for personnel is intense. We may find it difficult to retain qualified management and scientific personnel. For example, two of our executive officers voluntarily left our company in 2009 to pursue other opportunities. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

We rely on third parties to conduct certain preclinical development activities and our clinical trials, and those third parties may not perform satisfactorily.

We do not conduct in our facilities certain preclinical development activities of our product candidates, such as preclinical studies in animals, nor do we conduct clinical trials for our product candidates ourselves. We rely on, or work in conjunction with, third parties, such as contract research organizations, medical institutions and clinical investigators, to perform these functions. Our reliance on these third parties for preclinical and clinical development studies reduces our control over these activities. We are responsible for ensuring that each of our preclinical development activities and our clinical trials is conducted in accordance with the applicable U.S. federal and state laws and foreign regulations, general investigational plan and protocols. However, other than our contracts with these third parties, we have no direct control over these researchers or contractors, as they are not our employees. Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of our clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Furthermore, these third parties also may have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. These third parties may be warned, suspended or otherwise sanctioned by the FDA or other government or regulatory authorities for failing to meet the applicable requirements imposed on such third parties. As a result, the third parties may not be able to fulfill their contractual obligations, and the results obtained from the preclinical and clinical research using their services may not be accepted by the FDA to support the marketing approval of our product candidates. If the third parties or their employees become debarred by the FDA, we cannot use the research data derived from their services to support the marketing approval of our product candidates. Finally, these third parties may be bought by other entities, change their business plans or strategies or they may go out of business, thereby preventing them from meeting their contractual obligations to us.

We may not be able to secure and maintain relationships with research institutions and clinical investigators that are capable of conducting and have access to necessary patient populations for the conduct our clinical trials.

We rely on research institutions and clinical investigators to conduct our clinical trials. Our reliance upon research institutions, including hospitals and clinics, provides us with less control over the timing and cost of clinical trials and the ability to recruit subjects. If we are unable to reach agreement with suitable research institutions and clinical investigators on acceptable terms, or if any resulting agreement is terminated because, for example, the research institution and/or clinical investigators lose their licenses or permits necessary to conduct our clinical trials, we may be unable to quickly replace the research institution and/or clinical investigator with another qualified research institution and/or clinical investigator on acceptable terms. We may not be able to secure and maintain agreement with suitable research institutions to conduct our clinical trials.

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act, or AWA, is the federal law that covers the treatment of certain animals used in research. Currently, the AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements. Furthermore, some states have their own regulations, including general anti- cruelty legislation, which establish certain standards in handling animals. If we or any of our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Our clinical trials involve people, and we and third parties with whom we contract also do research involving animals. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology. Public attitudes may be influenced by claims that our technology or that regenerative medicine generally is unsafe for use in research or is unethical and akin to cloning. In addition, animal rights activists could protest or make threats against our facilities, which may result in property damage and subsequently delay our research. Ethical and other concerns about our methods, particularly our use of human subjects in clinical trials or the use of animal testing, could adversely affect our market acceptance.

Risks Related to the Manufacturing of Our Product Candidates

We have only limited experience manufacturing our product candidates. We may not be able to manufacture our product candidates in quantities sufficient for our clinical trials and/or any commercial launch of our product candidates.

We may encounter difficulties in the production of our product candidates. Construction of neo-organs and neo-tissues from autologous live human cells involves strict adherence to complex manufacturing and storage protocols and procedures. Early stage clinical manufacturing is conducted in our pilot facility and, while we have supported clinical manufacturing from this location, future difficulties may arise which limit our production capability and delay progress in our clinical trials. We have built a commercial-scale manufacturing facility, which is based on our pilot manufacturing facility and processes used in that facility, which we believe will support late phase clinical trials and the initial commercial launch of our product candidates. As a result of our business decision to focus our resources on our Neo-Urinary Conduit, activities that were under way to prepare this facility to commence manufacturing operations were temporarily halted in March 2009 and we are currently maintaining the facility in a condition that will enable us to complete these activities and commence manufacturing operations. We expect completion of these activities, including recertification and hiring additional staff, will cost approximately $1.0 million. Any unexpected difficulty in completing these activities would increase cost or delay late-stage clinical or commercial manufacturing.

We may encounter technical or logistical difficulties as we seek to commence, and subsequently increase, production at our commercial-scale manufacturing facility. These difficulties could increase our costs or cause delays in the production of our product candidates necessary for any Phase III clinical trial and/or any anticipated commercial launch of our product candidates, any of which could damage our reputation and harm our business. Moreover, we have limited experience in manufacturing our product candidates for human patients and we are not aware of any party that manufactures products similar to ours. As a result, if we are not able to successfully manufacture our product candidates, we may be unable to utilize the manufacturing services of a third-party manufacturer.

The current manufacture of our product candidates involves the use of regulated animal tissues, and future product candidates may also use animal-sourced materials.

We currently utilize several bovine-derived products, such as growth media, in the manufacture of our Neo-Urinary Conduit and Neo-Bladder Augment. Bovine-sourced materials are strictly regulated in the United States and other jurisdictions due to their capacity to transmit the prior disease Bovine Spongiform Encephalopathy, or BSE, which manifests itself in humans as Creutzfeldt-Jakob Disease. Although we obtain our supply of bovine-based materials from closed herds in jurisdictions that are not currently known to carry BSE, there can be no assurance that these herds will remain BSE-free or that a future outbreak or presence of other unintended and potentially hazardous agents would not adversely affect our product candidates or patients that may receive them. Further, our future product candidates may involve the use of bovine-sourced or other animal-based materials, which could increase the risk of transmission of other diseases carried by such animals.

If a natural or man-made disaster strikes our manufacturing facility, we would be unable to manufacture our product candidates for a substantial amount of time, which would harm our business.

Our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead-time and additional funds if we lost use of either the facility or equipment. Our facility may be affected by natural disasters, such as floods. We do not currently have commercial-scale back-up capacity, so in the event our facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired or rebuilt. Although, we maintain global property insurance with property limits of $27.0 million and business interruption insurance coverage of $5.4 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our business involves the use of hazardous materials that could expose us to environmental and other liability.

Our research and development processes and our operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials. We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance. Moreover, we may not be able to maintain insurance to cover these risks on acceptable terms, or at all. We could also be required to incur significant costs to comply with current or future laws and regulations relating to hazardous materials. We currently maintain insurance coverage that is consistent with similar companies in our stage of development. In addition to global property insurance, we maintain general liability insurance coverage of $2.0 million with an excess liability insurance of $4.0 million, and workers’ compensation coverage of $0.5 million per incident.

Risks Related to Marketing Approval and Other Government Regulations

We cannot market and sell our product candidates in the United States or in other countries if we fail to obtain the necessary marketing approvals or licensure.

We cannot sell our product candidates until regulatory agencies grant marketing approval, or licensure. The process of obtaining such marketing approval is lengthy, expensive and uncertain. It is likely to take many years to obtain the required marketing approvals for our product candidates or we may never gain the necessary approvals. Any difficulties that we encounter in obtaining marketing approval may have a substantial adverse impact on our operations and cause our stock price to decline significantly. Any adverse events in our clinical trials for one of our product candidates could negatively impact the clinical trials and approval process for our other product candidates.

To obtain marketing approvals in the United States for our product candidates, we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA that the product candidate is safe and effective for each indication for which we seek approval. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to obtain FDA approval to commence a clinical trial. Negative or inconclusive results from or adverse events during a preclinical safety study or clinical trial could cause the preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, an Institutional Review Board, or IRB, or the FDA could stop our trials before completion. The populations for which we are developing our product candidates may have other medical complications that would affect their experience in our trials and would affect their experience with our product candidates, if approved. A serious adverse event is an event that results in significant medical consequences, such as hospitalization or prolonged hospitalization, disability or death, and if unexpected must be reported to the FDA. We cannot assure you that other safety concerns regarding our product candidates will not develop. For example, in February 2009, the FDA placed our IND for our Neo-Bladder Augment on clinical hold following certain serious adverse events that occurred with respect to patients in our Phase II clinical trials. We submitted a complete response in June 2009 and the FDA released the clinical hold in July 2009, with no recommended changes to our protocol, product candidate or implantation procedure.

The pathway to marketing approval for our product candidates may be more complex and lengthy than for approval of a conventional new drug or biologic. Similarly, to obtain approval to market our product candidates outside of the United States, we will need to submit clinical data concerning our product candidates and receive marketing approval from governmental agencies, which in certain countries includes approval of the price we intend to charge for our product. We may encounter delays or rejections if changes occur in regulatory agency policies, or if reports from preclinical and clinical testing on similar technology or products raise safety and/or efficacy concerns, during the period in which we develop a product candidate or during the period required for review of any application for marketing approval. If we are not able to obtain marketing approvals for use of our product candidates under development, we will not be able to commercialize such products and, therefore, may not be able to generate sufficient revenues to support our business.

The FDA may impose requirements on our clinical trials that are difficult to comply with, which could harm our business.

The requirements the FDA may impose on clinical trials for our product candidates are uncertain. As a result, we cannot assure you that we will be able to comply with such requirements. For example, the FDA may require endpoints in our late-stage clinical trials that are different from or in addition to the endpoints in our early-stage clinical trials or the endpoints which we may propose. The endpoints or other study elements, including sample size, the FDA requires may make it less likely that our Phase III clinical trials are successful or may delay completion of the trials. If we are unable to comply with the FDA’s requirements, we will not be able to get approval for our product candidates and our business will suffer.

If we are not able to conduct our clinical trials properly and on schedule, marketing approval by the FDA and other regulatory authorities may be delayed or denied.

Our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

•	the FDA does not grant permission to proceed or places the trial on clinical hold;

•	subjects do not enroll or remain in our trials at the rate we expect;

•	we fail to manufacture necessary amounts of product candidate;

•
either of our manufacturing facilities is ordered by the FDA or other government or regulatory authorities to temporarily or permanently shut down due to violations of current Good Manufacturing Practice, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

•	subjects choose an alternative treatment for the indications for which we are developing our product candidates, or participate in competing clinical trials;

•	subjects experience an unacceptable rate or severity of adverse side effects;

•	reports from preclinical or clinical testing on similar technologies and products raise safety and/or efficacy concerns;

•
third-party clinical investigators lose their license or permits necessary to perform our clinical trials, do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol, Good Clinical Practice and regulatory requirements, or other third parties do not perform data collection and analysis in a timely or accurate manner;

•
inspections of clinical trial sites by the FDA or IRBs find regulatory violations that require us to undertake corrective action, suspend or terminate one or more sites, or prohibit us from using some or all of the data in support of our marketing applications;

•
third-party contractors become debarred or suspended or otherwise penalized by FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications; or

•	one or more IRBs refuses to approve, suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

If we are unable to conduct our clinical trials properly and on schedule, the FDA may delay or deny marketing approval.

Final marketing approval of our product candidates by the FDA or other regulatory authorities for commercial use may be delayed, limited, or denied, any of which would adversely affect our ability to generate operating revenues.

Any of the following factors, if one or more were to occur, could cause final marketing approval for our product candidates to be delayed, limited or denied:

•	our product candidates could fail to demonstrate safety and efficacy in preclinical or clinical testing;

•	the manufacturing processes for our product candidates could fail to consistently demonstrate their safety and purity;

•	the FDA could disagree with the clinical endpoints we propose for our clinical trials and refuse to allow us to conduct clinical trials utilizing clinical endpoints we believe are appropriate;

•	it could take many years to complete the testing of our product candidates, and failure can occur at any stage of the process;

•	negative results or adverse side effects during a clinical trial could cause us to delay or terminate development efforts for a product candidate;

•	the FDA could seek the advice of an Advisory Committee of physician and patient representatives that may view the risks of our product candidates as outweighing the benefits;

•	the FDA could require us to expand the size and scope of the clinical trials; or

•	the FDA could impose post-marketing restrictions.

Our development costs will increase if we have material delays in our clinical trials, or if we are required to modify, suspend, terminate or repeat a clinical trial. If marketing approval for our product candidates is delayed, limited or denied, our ability to market products, and our ability to generate product sales, would be adversely affected.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our product candidates, when and if any of them are approved.

Any product for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities, including through periodic inspections. These requirements include, but are not limited to, submissions of safety and other post-marketing information and reports, registration requirements, cGMP and Quality System Regulation, or QSR, requirements relating to quality control, quality assurance and corresponding maintenance of records and documents. Even if marketing approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to other conditions of approval, or may contain requirements for costly and time consuming post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery after approval of previously unknown problems with our product candidates or manufacturing processes, or failure to comply with regulatory requirements, may result in actions such as:

•	restrictions on such products’ manufacturers or manufacturing processes;

•	restrictions on the marketing or distribution of a product, including refusals to permit the import or export of products;

•	warning letters or untitled letters;

•	warning labels on the products;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	suspension of any ongoing clinical trials;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenue;

•	suspension or withdrawal of marketing approvals;

•	product seizure;

•	injunctions; or

•	imposition of civil or criminal penalties.

In addition, if any of our product candidates are approved, our product labeling, advertising and promotion would be subject to regulatory requirements and continuing regulatory review. The FDA strictly regulates the promotional claims that may be made about prescription products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the product’s approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant sanctions.

Current or future legislation may make it more difficult and costly for us to obtain marketing approval of our product candidates.

In 2007, the Food and Drug Administration Amendments Act of 2007, or the FDAAA, became law. This legislation grants significant new powers to the FDA, many of which are aimed at assuring the safety of drugs and biologics after approval. For example, FDAAA granted the FDA new authority to impose post-approval clinical study requirements, require safety-related changes to product labeling and require the adoption of risk management plans, referred to as risk evaluation and mitigation strategies, or REMS. The REMS may include requirements for special labeling or medication guides for patients, special communication plans to health care professionals, and restrictions on distribution and use. Pursuant to FDAAA, if the FDA makes the requisite findings, it might require that a new product be used only by physicians with specified specialized training, only in specified designated health care settings, or only in conjunction with special patient testing and monitoring. The legislation also included requirements for disclosing clinical study results to the public through a clinical study registry, and renewed requirements for conducting clinical studies to generate information on the use of products in pediatric patients. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties. The requirements and changes imposed by the FDAAA may make it more difficult, and more costly, to obtain and maintain approval of new biological products.

In addition, the FDA’s regulations, policies or guidance may change and new or additional statutes or government regulations may be enacted that could prevent or delay marketing approval of our product candidates or further restrict or regulate post-approval activities. For example, proposals have been made to further expand post-approval requirements and restrict sales and promotional activities. It is impossible to predict whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes or the marketing approvals of our product candidates, if any, may be.

Risks Related to the Commercialization of Our Product Candidates

If we fail to educate and train physicians as to the distinctive characteristics, benefits, safety, clinical efficacy and cost-effectiveness of our product candidates, our sales will not grow.

Acceptance of our product candidates depends, in large part, on our ability to train physicians in the proper implantation of our neo-organs and neo-tissues, which will require significant expenditure of our resources. Convincing physicians to dedicate the time and energy necessary to properly train to use new products and techniques is challenging, and we may not be successful in these efforts. If physicians are not properly trained, they may ineffectively implant our product candidates. Such misuse or ineffective implantation may result in unsatisfactory patient outcomes, patient injury, negative publicity or lawsuits against us. Accordingly, even if our product candidates are superior to alternative treatments, our success will depend on our ability to gain and maintain market acceptance for our product candidates. If we fail to do so, our sales will not grow and our business, financial condition and results of operations will be adversely affected. We may not have adequate resources to effectively educate the medical community and/or our efforts may not be successful due to physician resistance or perceptions regarding our product candidates.

We face uncertainty related to pricing, reimbursement and health care reform, which could reduce our revenue.

Sales of our product candidates, if approved for commercialization, will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. If our product candidates are approved for commercialization, pricing and reimbursement may be uncertain. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and health care reforms are likely which could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

Adoption of our product candidates by the medical community may be limited if doctors and hospitals do not receive full reimbursement for our products, if commercialized. Cost control initiatives may decrease coverage and payment levels for our product candidates and, in turn, the price that we will be able to charge for any product. We are impacted by efforts by public and private third-party payors to control costs. We are unable to predict all changes to the coverage or reimbursement methodologies that will be applied by private or government payors to our product candidates. Any denial of private or government payor coverage or inadequate reimbursement for procedures performed using our products, if commercialized, could harm our business and reduce our revenue.

We could be adversely affected if healthcare reform measures substantially change the market for medical care or healthcare coverage in the United States.

The U.S. Congress recently adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

Extending medical benefits to those who currently lack coverage will likely result in substantial cost to the U.S. federal government, which may force significant changes to the healthcare system in the United States. Much of the funding for expanded healthcare coverage may be sought through cost savings. While some of these savings may come from realizing greater efficiencies in delivering care, improving the effectiveness of preventive care and enhancing the overall quality of care, much of the cost savings may come from reducing the cost of care. Cost of care could be reduced by decreasing the level of reimbursement for medical services or products, or by restricting coverage and, thereby, utilization of medical services or products. In either case, a reduction in the utilization of, or reimbursement for, any product for which we receive marketing approval in the future could have a materially adverse impact on our financial performance.

There is substantial uncertainty regarding the exact provisions of healthcare reform that have been enacted. This uncertainty limits our ability to forecast changes that may occur in the future and to manage our business accordingly.

We may face competition from companies and institutions that may develop products that make ours less attractive or obsolete through both new technologies that may be similar to ours, or more traditional pharmaceutical or medical device treatments.

Many of our competitors have greater resources or capabilities than we have, or may already have or succeed in developing better products or in developing products more quickly than we do, and we may not compete successfully with them.

The medical device, pharmaceutical and biotechnology industries are highly competitive. We compete for funding. If our product candidates become available for commercial sale, we will compete in the marketplace. For funding, we compete primarily with other companies which, like us, are focused on discovering and developing novel products or therapies for the treatment of human disease based on regenerative medicine technologies or other novel scientific principles.  In the marketplace, we may eventually compete with other companies and organizations that are marketing or developing therapies for our targeted disease indications, based on traditional pharmaceutical, medical device or other, non-cellular therapies and technologies.

We also face competition in the cell therapy field from academic institutions and governmental agencies. Many of our current and potential competitors have greater financial and human resources than we have, including more experience in research and development and more established sales, marketing and distribution capabilities.

We anticipate that competition in our industry will increase. In addition, the health care industry is characterized by rapid technological change, resulting in new product introductions and other technological advancements. Our competitors may develop and market products that render our current product or any future product non-competitive or otherwise obsolete.

The use of our product candidates in human subjects may expose us to product liability claims, and we may not be able to obtain adequate insurance.

We face an inherent risk of product liability claims. Our Neo-Bladder Augment, which has undergone Phase II clinical trials, has not been used over an extended period of time in a large number of patients and, therefore, our long-term safety and efficacy data are limited. Patients in our Phase II clinical trials have experienced serious adverse events. Our current product liability coverage is $5.0 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our product candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in among others:

•	significant awards against us;

•	substantial litigation costs;

•	injury to our reputation and the reputation of our product candidates;

•	withdrawal of clinical trial participants; and

•	adverse regulatory action.

Any of these results would substantially harm our business.

We have never marketed a product before, and if we are unable to establish an effective focused sales force and marketing infrastructure, we will not be able to commercialize our product candidates successfully.

We intend to explore building the necessary marketing and sales infrastructure to market and sell our current product candidates, if they receive marketing approval. We currently do not have internal sales, distribution and marketing capabilities. The development of a sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. These costs may be incurred in advance of any approval of our product candidates. In addition, we may not be able to hire a focused sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target, including surgery. If we are unable to establish our focused sales force and marketing capability for our product candidates, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable.

If we are unable to establish development or marketing collaborations with third parties, we may not be able to develop, commercialize or distribute our products successfully.

We may need to establish development or marketing collaborations with third parties in order to complete development of our product candidates or for the commercialization or distribution of our product candidates. We expect to face competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates in our target commercial areas. If we are unable to establish adequate collaborations, our ability to develop or market our product candidates could be adversely affected. Further, to the extent third parties with whom we collaborate fail to perform, our ability to achieve our development or marketing goals may be adversely affected, and our business could suffer.

Risks Related to Intellectual Property

If we are unable to obtain and maintain protection for our intellectual property, the value of our technology and products will be adversely affected.

Our success will depend in large part on our ability to obtain and maintain protection in the United States and other countries for the intellectual property covering or incorporated into our technology and products. The patent situation in the field of biotechnology and pharmaceuticals generally is highly uncertain and involves complex legal, technical, scientific and factual questions. We may not be able to obtain additional issued patents relating to our technology or products. Even if issued, patents issued to us or our licensors may be challenged, narrowed, invalidated, held to be unenforceable or circumvented, or determined not to cover our product candidates or our competitors’ products, which could limit our ability to stop competitors from marketing identical or similar products or reduce the term of patent protection we may have for our product candidates. Changes in either patent laws or in interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property or narrow the scope of our patent protection. The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	we or our licensors were the first to make the inventions covered by each of our pending patent applications;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not independently develop similar or alternative technologies or duplicate any of our technologies;

•
any patents issued to us or our licensors will provide a basis for commercially viable products, will provide us with any competitive advantages or will not be successfully challenged by third parties;

•	we will continue developing additional proprietary technologies that are patentable;

•	we will file patent applications for new proprietary technologies promptly or at all;

•	our patents will not expire prior to or shortly after commencing commercialization of a product;

•	our licensors will enforce the rights of the patents we license; or

•	the patents of others will not have a negative effect on our ability to do business.

In addition, we cannot assure you that any of our pending patent applications will result in issued patents. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing products similar to ours.

Our patents also may not afford us protection against competitors with identical or similar technology.

Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind the actual discoveries, neither we nor our licensors can be certain that we or they were the first to make the inventions claimed in our or their issued patents or pending patent applications, or that we or they were the first to file for protection of the inventions set forth in these patent applications. If a third party has also filed a United States patent application covering our product candidates or a similar invention, we may have to participate in an adversarial proceeding, known as an interference, declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial and it is possible that our efforts could be unsuccessful, resulting in a loss of our United States patent position. If a third party believes we or our licensor were not entitled to the grant of one or more patents, such third party may challenge such patents in an interference or re-examination proceeding in the United States, or opposition or similar proceeding in another country.

If we fail to comply with our obligations in our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to license agreements with Children’s Hospital Boston and Wake Forest University Health Sciences pursuant to which we license the key intellectual property relating to our product candidates. We may enter into additional licenses in the future. Our existing licenses impose, and we expect that future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

If we are unable to protect the confidentiality of our proprietary information, trade secrets and know-how, the value of our technology and product candidates could be adversely affected.

Our proprietary information, trade secrets and know-how are important components of our intellectual property, particularly in connection with the manufacturing of our product candidates. We seek to protect our proprietary information, trade secrets, know-how and confidential information, in part, by confidentiality agreements with our employees, corporate partners, outside scientific collaborators, sponsored researchers, consultants and other advisors. We also have confidentiality and invention or patent assignment agreements with our employees and our consultants. If our employees or consultants breach these agreements, we may not have adequate remedies for any of these breaches. In addition, our proprietary information, trade secrets and know-how may otherwise become known to or be independently developed by others. Enforcing a claim that a party illegally obtained and is using our proprietary information, trade secrets and know-how is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary information, trade secrets and know-how, and failure to obtain or maintain protection of proprietary information, trade secret and know-how could adversely affect our competitive business position.

If we infringe or are alleged to infringe the intellectual property rights of third parties, our business could suffer.

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights. Third parties may own or control these patents or patent applications in the United States and abroad. These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages. Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit. No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, which contain claims covering our product candidates, technology or methods.

In order to avoid or settle potential claims with respect to any of the patent rights described above or any other patent rights of third parties, we may choose or be required to seek a license from a third party and be required to pay license fees or royalties or both. These licenses may not be available on acceptable terms, or at all. Even if we or our future collaborators were able to obtain a license, the rights may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. Ultimately, we could be prevented from commercializing one or more product candidates, or be forced to cease some aspect of our business operations, if, as a result of actual or threatened patent infringement claims, we are unable to enter into licenses on acceptable terms. This could harm our business significantly.

Others may sue us for infringing their patent or other intellectual property rights or file nullity, opposition, re-examination or interference proceedings against our patents, even if such claims or proceedings are without merit, which would similarly harm our business. Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical and biotechnology industries. In addition to infringement claims against us, we may become a party to other patent litigation and other proceedings, including interference proceedings declared by the United States Patent and Trademark Office and opposition proceedings in the European Patent Office, regarding intellectual property rights with respect to our product candidates and technology. Even if we prevail, the cost to us of any patent litigation or other proceeding could be substantial.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from any litigation could significantly limit our ability to continue our operations. Patent litigation and other proceedings may also absorb significant management time. Many of our employees were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We try to ensure that our employees do not use the proprietary information, trade secrets or know-how of others in their work for us. However, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed intellectual property, trade secrets, know-how or other proprietary information of any such employee’s former employer. Litigation may be necessary to defend against these claims and, even if we are successful in defending ourselves, could result in substantial costs to us or be distracting to our management. If we fail to defend any such claims, in addition to paying monetary damages, we may jeopardize valuable intellectual property rights, disclose confidential information or lose personnel.

Risks Related to our Common Stock

The trading price of the shares of our common stock could be highly volatile, and purchasers of our common stock could incur substantial losses.

Our stock price is likely to continue to be volatile. The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

•	our ability to enroll patients in our clinical trials;

•	results of clinical trials of our product candidates or those of our competitors;

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems, especially in light of current reforms to the U.S. healthcare system;

•	announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	market conditions in the pharmaceutical and biotechnology sectors and issuance of securities analysts’ reports or recommendations;

•	sales of substantial amounts of our stock by existing stockholders;

•	sales of our stock by insiders and 5% stockholders;

•	general economic, industry and market conditions;

•	additions or departures of key personnel;

•	intellectual property, product liability or other litigation against us;

•	expiration or termination of our relationships with our collaborators; and

•	the other factors described in this “Risk Factors” section.

In addition, in the past, stockholders have initiated class action lawsuits against biotechnology and pharmaceutical companies following periods of volatility in the market prices of these companies’ stock. Such litigation, if instituted against us, could cause us to incur substantial costs and divert management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.

The future sale of our common stock could negatively affect our stock price.

If our existing stockholders sell a large number of shares of common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These stockholders may sell their shares of our common stock starting at various times.  We have agreed, under certain circumstances, to register the resale of shares held by our existing stockholders. In addition, we intend to register approximately 2,359,755 shares of common stock that are reserved for issuance under our equity compensation plans. Once we register these shares, they can be freely sold in the public market upon issuance, subject to lock-up agreements and restrictions on our affiliates.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Upon the close of our initial public offering on April 14, 2010, our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates beneficially own, in the aggregate, approximately 32.4% of our outstanding common stock, after giving effect to the conversion of all of our outstanding shares of our preferred stock into 5,651,955 shares of our common stock and the exercise of warrants for 106,652 shares of common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

Certain provisions of Delaware law and of our charter documents contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by stockholders.

Certain provisions of our certificate of incorporation and bylaws, and applicable provisions of Delaware corporate law, may make it more difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:

•	the ability of our board of directors to issue preferred stock with voting or other rights or preferences;

•	the inability of stockholders to act by written consent;

•	a classified board of directors with staggered three-year terms;

•	requirement that special meetings of our stockholders may only be called upon a resolution adopted by an affirmative vote of a majority of our board of directors; and

•
requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.

We will also be afforded the protections of Section 203 of the Delaware General Corporation Law, which will prevent us from engaging in a business combination with a person who acquires at least 15% of our common stock for a period of three years from the date such person acquired such common stock, unless prior board or stockholder approval was obtained.

Any delay or prevention of a change of control transaction or changes in our board of directors or management could deter potential acquirers or prevent the completion of a transaction in which our stockholders could receive a substantial premium over the then-current market price for their shares.

We do not expect to pay cash dividends on our common stock in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Currently, we are subject to contractual restrictions on the payment of dividends under certain of our debt instruments. Furthermore, we may become subject to additional contractual restrictions or prohibitions on the payment of dividends.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010, we completed our initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-164011) that was declared effective on April 9, 2010. Under the registration statement, we registered the offering and sale of an aggregate of 6,000,000 shares of our common stock. All of the 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $5.00 per share. Piper Jaffray & Co. and Leerink Swann LLC acted as joint book running managers of the offering and as representatives of the underwriters. The offering commenced on April 9, 2010 and closed on April 14, 2010.  As a result of our IPO, we raised a total of $30.0 million in gross proceeds, and approximately $25.8 million in net proceeds after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of $2.4 million.

We expect to use the net proceeds from our initial public offering as follows: approximately $6.0 million to fund our Phase I clinical trial for our Neo-Urinary Conduit, approximately $6.0 million to fund our preclinical research and development activities for our Neo-Kidney Augment, approximately $3.0 million for maintaining our research and manufacturing facilities and the balance for other working capital and other general corporate purposes.  There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on April 12, 2010.

Item 3.    Defaults Upon Senior Securities.

None

Item 4.  (Removed and Reserved)

Item 5.    Other Information.

None

Item 6.    Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
3.2	Amended and Restated By-Laws of the Company (Incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
4.1	Form of the Company’s Common Stock Certificate (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
4.2	Second Amended and Restated Investor Rights Agreement by and among the investors listed therein and Tengion, Inc., dated as of September 24, 2007 (Incorporated by reference to Exhibit 4.2 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
4.3	Amendment No. 1 to Second Amended and Restated Investor Rights Agreement by and among the investors listed therein and Tengion, Inc., dated as of October 15, 2008 (Incorporated by reference to Exhibit 4.3 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
4.4	Form of Preferred Stock Warrant by and between Oxford Finance Corporation and the Company (Incorporated by reference to Exhibit 4.4 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
4.5	Form of Preferred Stock Warrant by and between Horizon Funding Company II LLC and the Company (Incorporated by reference to Exhibit 4.5 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
4.6
Stock Subscription Warrant issued to APCO Worldwide Inc., dated September 1, 2005 (Incorporated by reference to Exhibit 4.6 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).

10.1	2010 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Award Agreement (Incorporated
by reference to Exhibit 10.34 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).

10.2	Letter Agreement by and between Oxford Finance Corporation and the Company, dated as of February 23, 2010 (Incorporated by reference to Exhibit 10.35 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
10.4	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.21 in the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011)).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGION, INC.

Date: May 20, 2010	By:	/s/ Steven Nichtberger, MD
Steven Nichtberger, MD President and Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2010	By:	/s/ Linda Hearne
Linda Hearne Vice President, Finance (Principal Financial and Accounting Officer)