Form 10-Q
period 2010-06-30
TENGION INC
filed 2010-08-11
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-0214813 (I.R.S. Employer Identification No.)
2900 Potshop Lane, Suite 100
East Norriton, PA 19403
 (Address of principal executive offices)

(610) 292-8364
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [   ]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes [   ]    No [X]

As of August 5, 2010 there were 12,354,630 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.

TENGION, INC.
(A Development-Stage Company)

Balance Sheets

	December 31,	June 30,
	2009	2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,804,129	$21,877,836
Short-term investments	2,499,013	5,548,633
Deferred equity offering costs	1,104,708	—
Prepaid expenses and other	396,105	412,662
Total current assets	20,803,955	27,839,131
Property and equipment, net	16,243,053	13,855,285
Other assets	191,385	169,239
Total assets	$37,238,393	$41,863,655

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$13,196,376	$12,920,648
Accounts payable	1,854,481	933,474
Accrued expenses	2,986,797	1,994,317
Total current liabilities	18,037,654	15,848,439
Long-term debt	8,640,402	2,420,995
Warrant liability	314,431	—
Other liabilities	403,477	406,894
Total liabilities	27,395,964	18,676,328

Redeemable convertible preferred stock, $0.001 par value, authorized
83,785,721 shares at December 31, 2009 and no shares authorized at June 30, 2010; issued and outstanding 81,954,127 shares at December
31, 2009 and no shares issued or outstanding at June 30, 2010	187,916,168	—

Commitments and contingencies

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; authorized 10,000,000 shares at June 30, 2010; no shares were issued or outstanding at
at December 31, 2009 or June 30, 2010	—	—
Common stock, $0.001 par value; authorized 90,000,000 shares at June 30, 2010; issued and outstanding 701,581 and 12,354,630
shares at December 31, 2009 and June 30, 2010, respectively	702	12,355
Additional paid-in capital	3,516,031	221,697,803
Deficit accumulated during the development stage	(181,590,472)	(198,522,831)
Total stockholders’ equity (deficit)	(178,073,739)	23,187,327

Total liabilities and stockholders' equity (deficit)	$37,238,393	$41,863,655

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Statements of Operations
(unaudited)

					Period from
					July 10, 2003
					(inception)
					through
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2009	2010	2009	2010	2010
Operating expenses:
Research and development	$4,708,364	$3,253,232	$10,756,482	$6,569,358	$98,278,106
General and administrative	1,406,385	1,470,009	3,066,708	2,882,421	31,552,493
Depreciation	1,233,223	1,218,830	2,468,068	2,445,638	17,594,377
Total operating expenses	(7,347,972)	(5,942,071)	(16,291,258)	(11,897,417)	(147,424,976)

Interest income	59,991	17,215	160,809	27,684	8,423,911
Interest expense and change in fair value
of preferred stock warrant	(862,740)	(580,125)	(1,716,155)	(1,070,037)	(11,134,742)

Net loss	$(8,150,721)	$(6,504,981)	$(17,846,604)	$(12,939,770)	$(150,135,807)

Accretion of redeemable convertible preferred
stock to redemption value	(3,415,540)	(363,748)	(6,777,725)	(3,992,589)

Net loss attributable to common stockholders	$(11,566,261)	$(6,868,729)	$(24,624,329)	$(16,932,359)

Basic and diluted net loss attributable to common
stockholders per share	$(16.57)	$(0.61)	$(35.42)	$(2.83)

Weighted average common stock outstanding-
basic and diluted	698,047	11,203,064	695,164	5,981,155

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Unaudited Statements of Cash Flows
(unaudited)
			Period from
			July 10, 2003
			(inception)
	Six Months Ended		through
	June 30,		June 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(17,846,604)	$(12,939,770)	$(150,135,807)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,468,068	2,445,638	17,594,377
Loss on disposition of property and equipment	(65)	1,618	118,942
Amortization of net discount on short-term investments	—	—	(149,150)
Noncash interest expense	141,368	(25,428)	164,531
Noncash rent expense	10,707	3,416	240,394
Stock-based compensation expense	491,244	434,478	3,825,182
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(302,277)	(16,556)	(704,969)
Accounts payable	(336,689)	(881,021)	902,861
Accrued expenses and other	(723,371)	(57,490)	2,199,863
Net cash used in operating activities	(16,097,619)	(11,035,115)	(125,943,776)
Cash flows used in investing activities:
Purchases of short-term investments	(6,432,086)	(13,049,620)	(291,046,483)
Sales and redemption of short-term investments	7,090,000	10,000,000	285,647,000
Cash paid for property and equipment	(200,857)	(108,524)	(31,549,296)
Proceeds from the sale of property and equipment	553	—	11,306
Net cash provided by (used in) investing activities	457,610	(3,158,144)	(36,937,473)
Cash flows provided by financing activities:
Proceeds from sale of Redeemable Convertible Preferred Stock, net	—	—	139,959,522
Proceeds from public offering, net	—	25,905,579	25,905,579
Issuance of common stock	52,322	474	153,482
Repurchase of common stock	—	—	(94,169)
Issuance costs related to long-term debt	—	—	(85,340)
Payment of deferred equity offering costs	—	—	(7,445)
Proceeds from long-term debt	840,595	—	34,694,297
Payments on long-term debt	(1,453,188)	(6,639,087)	(15,766,841)
Net cash (used in) provided by financing activities	(560,271)	19,266,966	184,759,085
Net (decrease) increase in cash and
cash equivalents	(16,200,280)	5,073,707	21,877,836
Cash and cash equivalents, beginning of period	45,943,925	16,804,129	—
Cash and cash equivalents, end of period	$29,743,645	$21,877,836	$21,877,836

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to Series A Redeemable Convertible
Preferred Stock	$—	$—	$3,562,211
Convertible note issued to initial stockholder for consulting expense	—	—	210,372
Warrants issued with long-term debt	7,916	—	2,185,358
Noncash property and equipment additions	2,838	30,614	30,614

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

The Company has incurred losses since inception and has a deficit accumulated during the development stage of $198,522,831 as of June 30, 2010, including $48,387,021 of cumulative accretion on the Series A Redeemable Convertible Preferred Stock (Series A), the Series B Redeemable Convertible Preferred Stock (Series B), and the Series C Redeemable Convertible Preferred Stock (Series C) through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions. In April 2010, the Company completed its initial public offering and obtained equity financing which the Company believes will fund its operations until April 2011.  Please see Footnote 7 for additional information.  The Company continues to explore external financing alternatives which will be needed to fund its operations and to commercially develop its products. In the event financing is not obtained, the Company could pursue headcount reductions and other cost cutting measures to preserve cash as well as explore the selected sale of assets to generate additional funds.  There is no assurance that such financing will be available when needed.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet as of June 30, 2010 and the condensed statements of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed balance sheet at December 31, 2009 has been derived from audited financial statements.

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

Results for any interim period are not necessarily indicative of results for any future interim period or for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the final prospectus of the Company’s Registration Statement on Form S-1, as amended (File No. 333-164011), which includes audited financial statements for the year ended December 31, 2009.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(b)	Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding less the weighted-average shares subject to repurchase during the period.  For all periods presented, the outstanding Series A, Series B, and Series C, common stock options and preferred and common warrants have been excluded from the calculation because their effect would be anti-dilutive.  Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of June 30, 2009 and 2010, as they would be anti-dilutive:

	June 30,
	2009	2010
Redeemable convertible preferred stock	81,954,127	-
Options outstanding	487,189	888,094
Unvested restricted stock	1,810	-
Warrants outstanding	1,603,446	114,342

(c)	Deferred Equity Offering Costs

Legal and accounting costs aggregating approximately $2.5 million have been incurred in connection with the initial public offering of the Company’s common stock.  These costs were accounted for as a current asset through the closing of the offering, and were treated as a reduction of the proceeds from the offering upon the completion of the offering in April 2010.

(d)	Recently Issued Accounting Standards

In January 2010, an amendment to the Financial Accounting Standards Board (FASB) fair value guidance was issued. This amendment requires disclosures of transfers into and out of Levels 1 and 2, more detailed roll forward reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and 3 measurements. We adopted the amendment during the first quarter 2010, which had no impact on our condensed financial statements as this change is disclosure-only in nature.

(e)	Reverse Stock Split

A reverse stock split of the Company’s common stock was effective March 24, 2010 upon shareholder approval at a ratio of one share for every 14.5 shares previously held.  All common share and per-share data included in these financial statements reflect such reverse stock split.

(4)	Short-term Investments and Fair Value Measurements

Short-term investments consist of investments in commercial paper as of December 31, 2009 and commercial paper and U.S. government agency securities as of June 30, 2010. The Company has the ability and intent to hold these investments until maturity and, therefore, has classified the investments as held-to-maturity. Due to the short-term nature of these investments, unrealized gains and losses have been deemed temporary and, therefore, not recognized in the accompanying financial statements. Income generated from short-term investments is recorded to interest income. As of June 30, 2010, the investments are classified as short term as the dates to maturity of such instruments are less than one year.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s short-term investments:

	December 31,	June 30
	2009	2010
Held-to-Maturity
Commerical paper	$2,499,013	$-
U.S. government agency securities	-	5,548,633

Total Short-term investments	$2,499,013	$5,548,633

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010:

	Fair value measurement at
	reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2009
Assets

Cash and cash equivalents	$16,804,129	$-	$-	$16,804,129
Short-term investments	2,499,013	-	-	2,499,013

	$19,303,142	$-	$-	$19,303,142

Liabilities
Warrant liability	$-	$-	$314,431	$314,431

At June 30, 2010
Assets

Cash and cash equivalents	$21,877,836	$-	$-	$21,877,836
Short-term investments	5,548,633	-	-	5,548,633

	$27,426,469	$-	$-	$27,426,469

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability

Balance as of December 31, 2009	$314,431
Issuance of additional warrants	-
Change in fair value of warrant liability	(191,527)
Warrants converted into common stock warrants	(122,904)
Balance as of June 30, 2010	$-

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 7 for further discussion of the warrant liability.

(5)	2009 Restructuring Plan

In 2009, the Company implemented a restructuring plan which reduced headcount by 34 employees due to the postponement of commencing a Phase III clinical trial. Expenses incurred during the three month period ended June 30, 2009 related to the 2009 restructuring consist of termination benefits of $169,925, of which $70,427 is included in research and development expense and $99,498 is included in general and administrative expense in the accompanying statements of operations.  Expenses incurred during the six month period ended June 30, 2009 related to the 2009 restructuring consist of termination benefits of $421,753, of which $306,703 is included in research and development expense and $115,050 is included in general and administrative expense in the accompanying statements of operations.  Below is a summary of the activity related to the 2009 restructuring program for the year ended December 31, 2009 and the six month period ended June 30, 2010.

	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at June 30, 2010

One time termination benefits	$853,465	$640,104	$213,361	$(8,950)	$204,411	$-

(6)	Debt

Total debt outstanding consists of the following:

	December 31,	June 30,
	2009	2010
Working Capital Note	$17,315,175	$12,572,907
Equipment and Supplemental Working Capital Notes	4,019,394	2,346,922
Machinery and Equipment Loan	931,972	707,624
Unamortized debt discount	(429,763)	(285,810)

	21,836,778	15,341,643

Less current portion	(13,196,376)	(12,920,648)

	$8,640,402	$2,420,995

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The Company has an outstanding working capital loan (the Working Capital Note) with a lender, which was utilized to fund working capital needs of the Company.  In October 2008, the Company refinanced the terms of the Working Capital Note. The repayment terms of $14.2 million of the Working Capital Note were extended to add an additional six-month period of interest-only payments through July 2009 followed by 24 monthly payments of principal and accrued interest at an annual interest rate of 12.26%. The repayment of $5.8 million of the Working Capital Note was extended to add a 14-month period of interest-only payments through January 2010 followed by 20 monthly payments of principal and accrued interest at an annual interest rate of 12.26%. The Company recorded interest expense related to the Working Capital Note of $613,000 and $1,226,000 for the three and six month periods ended June 30, 2009, respectively, and $411,473 and $899,974 for the three and six month periods ended June 30, 2010, respectively.

In connection with execution of the original Working Capital Note, the lender received warrant coverage of 9% for the first $15 million and 8% for the additional $5 million of the original Working Capital Note (note 9). There were no warrants issued during the three-and six months ended June 30, 2009 or 2010. The lender holds warrants exercisable into 100,874 shares of common stock as of June 30, 2010.

The relative fair value of the warrants has been recorded against the carrying value of the Working Capital Note as an original issue discount (OID) which is being amortized as interest expense over the term of the Working Capital Note. The Company recognized a noncash charge to interest expense of $99,754 and $214,957, for the three and six month periods ended June 30, 2009, respectively, and $62,508 and $125,016 for the three and six month periods ended June 30, 2010, respectively, for the amortization of OID.

In 2005, the Company had also executed an additional loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2009. As of June 30, 2010, the Equipment Note bears interest at an average rate of 11.69% and matures over 36 to 48 months and the Supplemental Working Capital Note bears interest at an average rate of 11.67% and matures over 36 months. The Company recorded interest expense related to the Equipment and Supplemental Working Capital Notes of $160,597 and $319,956 for the three and six month periods ended June 30, 2009, respectively, and $75,595 and $174,021 for the three and six month periods ended June 30, 2010, respectively,

The lender also received warrant coverage of 2% of the Equipment and Supplemental Working Capital Notes (note 8). During the three and six months ended June 30, 2009, the lender received warrants to purchase zero and 406 shares, respectively.  There were no warrants issued to the lender during the three and six months ended June 30, 2010.  The fair value of the warrants issued in connection with the Equipment and Supplemental Working Capital Notes for the six month period ended June 30, 2009 was determined to be $7,916 using the Black-Scholes option-pricing model. The lender holds warrants exercisable into 9,578 shares of common stock as of June 30, 2010.

The relative fair value of the warrants has been recorded against the carrying value of the Equipment and Supplemental Working Capital Notes as OID which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes. The Company recognized a noncash charge to interest expense of $11,546 and $23,028 for the three and six month periods ended June 30, 2009, respectively, and $9,468 and $18,936 for the three and six month periods ended June 30, 2010, respectively, for the amortization of OID.

In December 2007, the Company executed a $1.65 million agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases (MELF Loan) through December 31, 2009. On December 31, 2007 the Company borrowed $1.3 million of the MELF loan to fund equipment purchases. In March 2009, the Company borrowed an additional $0.3 million of the MELF loan to fund equipment purchases. Under the terms of the MELF Loan, the Company has a four year period of payments of principal and accrued interest at an annual interest rate of 5%. The Company recorded interest expense related to the MELF Loan of $15,281 and $27,907 for the three and six months ended June 30, 2009, respectively, and $9,787 and $20,973 for the three and six months ended June 30, 2010, respectively.

In connection with the Working Capital Note, Equipment Note, Supplemental Working Capital Note, and the MELF Loan, the Company incurred financing costs of $189,771, recorded as other assets on the accompanying balance sheets, which are being amortized on a straight-line basis until maturity of the related notes. The Company recorded amortization of these deferred financing costs of $11,073 and $22,146 during the three and six months ended June 30, 2009, respectively, and $11,073 and $22,146 during the three and six months ended June 30, 2010, respectively, which was included in interest expense on the accompanying statements of operations.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

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

(7)	Capital Structure

Initial Public Offering

In April 2010 the Company completed its initial public offering, selling 6,000,000 shares at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses were approximately $25.7 million.  In connection with the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 5,651,955 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into aggregate of 110,452 warrants to purchase common stock.

Warrants

In conjunction with the Working Capital Note, Equipment Note, and the Supplemental Working Capital Note, the Company issued warrants to purchase shares of Series A, B, and C Preferred Stock.  The warrants are immediately exercisable. Upon the close of the Company’s initial public offering the preferred stock warrants automatically converted into warrants to purchase 110,452 shares of common stock.  Warrants related to the Working Capital Note expire five years from the date of issuance. Warrants related to the Equipment and Supplemental Working Capital Notes expire the earlier of eight years from the date of issuance or upon Company acquisition as defined in the warrant agreement.

As of June 30, 2010, the following warrants to purchase Common Stock were outstanding:

Number of Shares	Exercise Price	Expiration

64,409	$23.44	July 2010 through March 2016
15,157	$26.39	December 2011
30,886	$26.39	October 2012 through October 2017

Prior to the Company’s initial public offering, the warrants were classified as a warrant liability on the accompanying balance sheet for the year ended December 31, 2009 in accordance with FASB accounting guidance, as the warrants entitled the holder to purchase preferred stock, which could have been redeemed at the option of the holder.  Subsequent to the closing of the initial public offering, the warrants no longer are exercisable for a redeemable security, and therefore such warrants are now classified within stockholders’ equity.

Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the statements of operations as a component of interest expense. The fair value of the warrants are subject to fluctuation based on changes in the Company’s preferred stock price, expected volatility, remaining contractual life, and the risk-free interest rate. At June 30, 2009, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2008, resulting in a noncash credit to interest expense of $118,762 during the six months ended June 30, 2009. During 2010, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2009, resulting in a noncash credit to interest expense of $191,527 through April 2010, after which time the warrants were reclassified from a liability to stockholders’ equity.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(8)	Stock-Based Compensation

The Company currently maintains two stock-based compensation plans.  Under the 2004 Stock Option Plan (the 2004 Plan), stock awards were granted to employees, directors, and consultants of the Company, in the form of restricted stock and stock options. The amounts and terms of options granted were determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. There are no shares available for future grant under the 2004 Plan, as grants from the 2004 Plan ceased upon the Company’s initial public offering in April 2010.

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of June 30, 2010, 1,471,479 shares of common stock were available for future grants under the Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of Shares	Weighted-Average Exercise price	Weighted-Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at Decmeber 31, 2009	712,373	1.00
Granted	190,900	4.90
Exercised	(1,092)	0.44
Cancelled/forfeited	(14,087)	8.15
Outstanding at June 30, 2010	888,094	$1.73
Vested and expected to vest at June 30, 2010	841,967	$1.75	8.36	$2,100,083
Exercisable at June 30, 2010	263,623	$1.45	6.52	$784,934

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three and six months ended June 30, 2009 was $265,809 and $549,671, respectively.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three and six months ended June 30, 2010 was $229,120 and $425,201, respectively.  As of June 30, 2010, there was $1,223,823 of unrecognized compensation expense, net of forfeitures, related to non-vested employee stock options and $101,741 of unrecognized compensation expense related to non-vested non-employee director stock options, which is expected to be recognized over a weighted average period of approximately 3.10 years.

For the three and six months ended June 30, 2009, the Company recognized expense of $452 and a net credit of $66,808, respectively, due to the decline in the per-share fair value of the outstanding options granted to non-employees.  Total stock-based compensation expense recognized for stock options to non-employees for the three and six months ended June 30, 2010 was $6,757 and $8,321, respectively.  As of June 30, 2010, there was $45,557 of unrecognized compensation expense related to non-vested non-employee stock options, which is expected to be recognized over a weighted average period of 1.68 years.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(9)	Commitments and Contingencies

License Agreements

In 2003, a license agreement was executed with Children’s Medical Center Corporation (CMCC), whereby CMCC granted the Company a license to utilize certain patent rights. In accordance with the license agreement, the Company paid an initial license fee of $175,000, which was recorded as research and development expense in 2003. Additionally, the license agreement requires the Company to reimburse CMCC for patent costs related to the underlying licensed rights.  For the three and six months ended June 30, 2009 and the three and six months ended June 30, 2010 and for the period from July 10, 2003 (inception) through June 30, 2010 the Company recorded $62,393, $95,635, $33,116, $84,608 and $2,073,810 respectively, as general and administrative expenses related to the reimbursement of such patent costs in the accompanying statements of operations.

The Company is obligated to make payments to CMCC upon the occurrence of various development and sales milestones. During the fourth quarter of 2006, the Company achieved two of its development milestones for the first licensed product launched, as defined in the agreement, and paid $350,000, which was recorded as research and development expense for the year ended December 31, 2006. No further milestones payments have been made through June 30, 2010. If the Company develops and obtains regulatory approval of a licensed product in each of the four subfields covered under the license, it will be required to pay CMCC milestones aggregating approximately $6.9 million, which includes $350,000 paid to date. Also, if cumulative net sales of all licensed products reach a certain level, the Company will be required to make a one-time sales milestone payment of $2.0 million. The timing and likelihood of such milestone payments are not currently known to the Company. A portion of the milestone payments the Company makes will be credited against its future royalty payments. The Company must pay CMCC royalties in the mid-single digit range based on net sales of licensed products as defined in the agreement by the Company, its affiliates and its sublicensees, which royalties will be reduced for certain amounts the Company is required to pay to license patents or other intellectual property from third parties and under certain circumstances if there is a competing product. No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless the Company advised CMCC not to file for patent protection in that country and later chose to market and sell licensed products in such country. The license agreement, and the Company’s obligation to pay royalties, terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

In January 2006, the Company entered into a license agreement with Wake Forest University Health Sciences, or WFUHS, which was amended in May 2007, for the license of certain of WFUHS’s intellectual property rights. Under the license agreement, the Company issued WFUHS a warrant to purchase 3,200 shares of the Company’s common stock through January 1, 2016 at an exercise of $2.32 per share and is required to pay WFUHS a percentage of certain consideration received from a sublicensee. The Company is not required to make any milestone payments to WFUHS related to the development or commercialization of the licensed products, but the Company is required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after the Company initiates the first animal study conducted under cGLP, with respect to such product. These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties the Company is obligated to pay to WFUHS for such product. In addition, the Company is required to pay WFUHS royalties in the low to mid-single digit range based on net sales of licensed products in all countries. With respect to any product covered by an improvement patent, the Company’s obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last to-expire patent covering such product.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

In January 2006, the Company entered into a research agreement with WFUHS, which was amended in September 2006. Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments. As of June 30, 2010, the Company was obligated to make payments of $400,000 with respect to the remaining 2010 research activities of WFUHS under this agreement. The sponsored research involves the experiments and studies set out in annual research plans and milestones established under the agreement. The agreement expires December 31, 2010 but the agreement may be extended for up to an additional three-year period. Either party may terminate the agreement upon a material, uncured breach by the other party upon 30 days written notice. The Company may terminate the agreement at any time, with or without cause, upon 90 days prior written notice. If the Company terminates the agreement, it is required to pay to WFUHS all reasonable direct costs and all noncancelable obligations incurred by WFUHS, provided that such liability is limited to $625,000.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to quickly and efficiently identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risk and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as in other documents filed by us with the SEC  and include, among others: (i) our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern; (ii) we have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition; (iii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iv) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; and (v) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs and neo-tissues. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private placement of equity securities and debt financings. We have never been profitable and, as of June 30, 2010, we have an accumulated deficit of $198.5 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Based on our current operating plans, we expect our existing resources, to be sufficient to fund our planned operations, including our continued product candidate development, to April 2011.  We will need to raise more funds to complete our Phase I clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment.  We will also need to raise more funds to maintain our research and manufacturing facilities beyond April 2011.

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

The following table summarizes our research and development expense for the three and six month period ended June 30, 2009 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
	(In thousands)		(In thousands)
Third party direct program expenses:
Urologic	$784	$109	$2,161	$232
Renal	250	504	500	943

Total third party direct program expenses	1,034	613	2,661	1,175

Other research and development expenses	3,674	2,640	8,095	5,394

Total research and development expense	$4,708	$3,253	$10,756	$6,569

From our inception in July 2003 through June 30, 2010, we have incurred research and development expense of $98.3 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Results of Operations

Three Months Ended June 30, 2009 compared to the Three Months Ended June 30, 2010

Research and Development Expense.  Research and development expense for the three months ended June 30, 2009 and 2010 were comprised of the following:

	Three Months Ended		Increase/
	June 30,		(Decrease)
	2009	2010	$	%
	(In thousands)

Compensation and related expenses	$2,355	$1,807	$(548)	-23%
External services - direct third parties	1,034	613	(421)	-41%
External services - other	270	117	(153)	-57%
Research materials and related expenses	501	279	(222)	-44%
Facilities and related expenses	548	437	(111)	-20%

Total research and development expense	$4,708	$3,253	$(1,455)	-31%

Research and development expense decreased primarily due to a decrease in external services related to direct third-party expense of $0.2 million for preclinical studies and $0.2 million for costs associated with our Phase II clinical trials for our Neo-Bladder Augment due to the lower cost per patient in the subsequent years where patient treatments under the protocol are reduced to twice a year. Compensation and related expense decreased primarily due to the reduction in headcount in our Pennsylvania manufacturing facility. The decrease in these programs led to a decrease in the demand for lab supplies and other services related to our product candidates.

General and Administrative Expense. General and administrative expense increased by $0.1 million, or 5%, from $1.4 million for the three months ended June 30, 2009 to $1.5 million for the three months ended June 30, 2010. The increase in general and administrative expense was due to an increase in legal fees of $0.1 million and external services of $0.1 million primarily due to the increased cost of a public company, offset by a decrease in corporate personnel-related costs of $0.1 million primarily related to the reduction in headcount in our executive, finance, legal and human resource functions.

Depreciation Expense. Depreciation expense remained relatively unchanged for the three months ended June 30, 2009 as compared to the three months ended June 30, 2010, as additions were not significant in either period.

Interest Income / Expense and Change in Fair Value of Preferred Stock Warrants. Interest income decreased $43 thousand, or 71%, from the three months ended June 30, 2009 to the three months ended June 30, 2010 due to lower investment balances and lower rates of return on our investments. Interest expense and change in fair value of preferred stock warrants decreased by $0.3 million, or 33%, from $0.9 million for the three months ended June 30, 2009 to $0.6 million for the three months ended June 30, 2010, primarily due to lower average debt balances and the reclassification of the preferred stock warrants from a liability to stockholders’ equity upon our initial public offering.

Six Months Ended June 30, 2009 compared to the Six Months Ended June 30, 2010

Research and Development Expense.  Research and development expense for the six months ended June 30, 2009 and 2010 were comprised of the following:

	Six Months Ended		Increase/
	June 30,		(Decrease)
	2009	2010	$	%
	(In thousands)

Compensation and related expenses	$5,234	$3,606	$(1,628)	-31%
External services - direct third parties	2,661	1,175	(1,486)	-56%
External services - other	573	243	(330)	-58%
Research materials and related expenses	1,049	605	(444)	-42%
Facilities and related expenses	1,239	940	(299)	-24%

Total research and development expense	$10,756	$6,569	$(4,187)	-39%

Research and development expense decreased primarily due to a decrease in external services related to direct third-party expense of $0.9 million for preclinical studies and $0.6 million for costs associated with our Phase II clinical trials for our Neo-Bladder Augment due to the lower cost per patient in the subsequent years where patient treatments under the protocol are reduced to twice a year. Compensation and related expense decreased primarily due to the reduction in headcount in our Pennsylvania manufacturing facility. The decrease in these programs led to a decrease in the demand for lab supplies and other services related to our product candidates.

General and Administrative Expense. General and administrative expense decreased by $0.2 million, or 6%, from $3.1 million for the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010. The decrease in general and administrative expense was due to a decrease in corporate personnel-related costs of $0.3 million primarily related to the reduction in headcount in our executive, finance, legal and human resource functions and a decrease of $0.2 in marketing related expenses, offset by an increase in external services of $0.2 million and legal fees of $0.1 million primarily due to the increased cost of a public company.

Depreciation Expense. Depreciation expense remained relatively unchanged for the six months ended June 30, 2009 as compared to the six months ended June 30, 2010, as additions were not significant in either period.

Interest Income / Expense and Change in Fair Value of Preferred Stock Warrants. Interest income decreased $0.1 million, or 83%, from the six months ended June 30, 2009 to the six months ended June 30, 2010 due to lower investment balances and lower rates of return on our investments. Interest expense and change in fair value of preferred stock warrants decreased by $0.6 million, or 38%, from $1.7 million for the six months ended June 30, 2009 to $1.1 million for the six months ended June 30, 2010, primarily due to lower average debt balances and the reclassification of the preferred stock warrants from a liability to stockholders’ equity upon our initial public offering.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $198.5 million as of June 30, 2010, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from redeemable convertible preferred stock offerings and from the initial public offering of our common stock.   The following table summarizes our funding sources as of June 30, 2010:

			Net Proceeds (1)
Issue	Year	No. Shares	(In thousands)
Series A Redeemable Convertible Preferred Stock	2004, 2005	1,668,311	$38,910
Series B Redeemable Convertible Preferred Stock	2006	1,906,009	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	2,077,635	54,571
Initial Public Offering	2010	6,000,000	25,721
		11,651,955	$169,242

 (1) Net proceeds represent gross proceeds received net of legal and other costs associated with each financing.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $34.7 million through June 30, 2010. We currently have a working capital note with an outstanding principal of $12.6 million as of June 30, 2010, which borrowings were used for our general working capital needs. In addition, we have loans to fund equipment and other asset purchases with outstanding principal of $3.1 million as of June 30, 2010.

Cash, cash equivalents and short-term investments at June 30, 2010 were $27.4 million, representing 65.5% of total assets.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2009 and 2010:

	Six Months Ended
	March 31,
	2009	2010
Statement of Cash Flows Data:	(In thousands)
Total cash provided by (used in):
Operating activities	$(16,098)	$(11,035)
Investing activities	458	(3,158)
Financing activities	(560)	19,267
Increase (decrease) in cash & cash equivalents	$(16,200)	$5,074

Operating Activities
Cash used in operating activities decreased $5.1 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, primarily due to a decrease in our net loss of $4.9 million driven mainly by our decrease in research and development expense of $4.2 million associated with our preclinical and clinical studies and our decrease in general and administrative expense of $0.2 million primarily related to personnel-related costs ; and a decrease in operating assets and liabilities of $0.4 million, offset by an increase in noncash-interest expense of $0.2 million.

Investing Activities
Cash used in investing activities was $3.2 million for the six months ended June 30, 2010, compared to cash provided by investing activities for the six months ended June 30, 2009 of $0.5 million, primarily due to a decrease in net purchases and sales and redemptions of short-term investments of $3.7 million and a decrease of $0.1 million in cash paid for property and equipment.

Financing Activities
Cash provided by financing activities was $19.3 million for the six months ended June 30, 2010, compared to cash used in financing activities of $0.6 million for the six months ended June 30, 2009, due to net proceeds received to date from our initial public offering of $25.9 million, offset by an increase in payments of long-term debt of $5.2 million primarily resulting from the end of interest-only payments in January 2009, and a decrease of $0.8 million in proceeds from debt financing in the first quarter of 2009.

Initial Public Offering
In April 2010 we completed an initial public offering, selling 6,000,000 shares of common stock at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses was approximately $25.7 million.  Based on our current operating plans, we expect to use proceeds received from this offering to fund our research and development activities, including our Phase 1 clinical trial for our Neo-Urinary Conduit and our preclinical activities for our Neo-Kidney Augment and for maintaining our research and manufacturing facilities as well as for working capital and other general corporate purposes.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of June 30, 2010, we had cash and cash equivalents and short term investments of $27.4 million.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As reported in a Current Report on Form 8-K filed by us on August 3, 2010, A. Brian Davis was appointed as of Vice President Finance, Chief Financial Officer and Treasurer effective August 1, 2010, replacing Linda Hearne as our Principal Financial Officer.  As of the date of the filing of this Quarterly Report on Form 10-Q, we do not believe that this change has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future. As of June 30, 2010, we had an accumulated deficit of $198.5 million. We had net losses of $31.0 million, $42.4 million and $29.8 million in the years ended December 31, 2007, 2008 and 2009, respectively. These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We have approximately $15.6 million of debt outstanding as of June 30, 2010 which is secured by liens on substantially all of our assets. We expect that the annual principal and interest payments on our outstanding debt will be approximately $15.4 million, $9.0 million and $0.2 million in 2010, 2011 and 2012, respectively. The level and nature of our indebtedness could, among other things:

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

In addition, we may have difficulty finding eligible patients to participate in our clinical trials because our trials may include stringent enrollment criteria, for example a patient may require a concomitant surgical procedure that would prevent them from receiving our product candidates, may be using alternative therapies, or the extent of a patient’s overall medical condition may render such patient ineligible to participate in our trials. Our Neo-Urinary Conduit has never been tested in humans and patients may not want to enroll in a trial where they are the first patient to receive this product candidate.  Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

Our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead-time and additional funds if we lost use of either the facility or equipment. Our facility may be affected by natural disasters, such as floods. We do not currently have commercial-scale back-up capacity, so in the event our facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired or rebuilt. Although, currently  we maintain global property insurance with property limits of $27.0 million and business interruption insurance coverage of $5.4 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

If our existing stockholders sell a large number of shares of common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. These stockholders may sell their shares of our common stock starting at various times.  We have agreed, under certain circumstances, to register the resale of shares held by our existing stockholders. In addition, we have registered 2,359,634 shares of common stock that are reserved for issuance under our equity compensation plans. These shares can be freely sold in the public market upon issuance, subject to lock-up agreements and restrictions on our affiliates.

Concentration of ownership of our common stock among our existing executive officers, directors and principal stockholders may prevent new investors from influencing significant corporate decisions.

Upon the close of our initial public offering in April 2010, our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates beneficially own, in the aggregate, approximately 32.4% of our outstanding common stock, after giving effect to the conversion of all of our outstanding shares of our preferred stock into 5,651,955 shares of our common stock and the exercise of warrants for 110,452 shares of common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010, we completed our initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-164011) that was declared effective on April 9, 2010. Under the registration statement, we registered the offering and sale of an aggregate of 6,000,000 shares of our common stock. All of the 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $5.00 per share. Piper Jaffray & Co. and Leerink Swann LLC acted as joint book running managers of the offering and as representatives of the underwriters. The offering commenced on April 9, 2010 and closed on April 14, 2010.  As a result of our IPO, we raised a total of $30.0 million in gross proceeds, and approximately $25.7 million in net proceeds after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of $2.5 million.  The net proceeds from the offering have been invested in highly-liquid money market and U.S. government agency securities.

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

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   (Removed and Reserved)

Item 5.   Other Information.

None

Item 6.   Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.
Exhibit Number	Description	Reference No.
10.1	Offer Letter dated July 29, 2010 by and between the Company and A. Brian Davis.	*
10.2	Third Amendment to Master Security Agreement No. 5081099 dated as of June 23, 2010 by and between the Company and Oxford Finance Corporation.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*   Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGION, INC.

Date: August 11, 2010	By:	/s/ Steven Nichtberger, MD
Steven Nichtberger, MD President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2010	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Reference No.
10.1	Offer Letter dated July 29, 2010 by and between the Company and A. Brian Davis.	*
10.2	Third Amendment to Master Security Agreement No. 5081099 dated as of June 23, 2010 by and between the Company and Oxford Finance Corporation.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*   Filed herewith