Form 10-Q
period 2010-09-30
TENGION INC
filed 2010-11-02
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes o    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes ☐    No ☒

As of October 26, 2010 there were 12,356,436 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q

INDEX

Part I.  Financial Information

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TENGION, INC.
(A Development-Stage Company)
Balance Sheets

	December 31,	September 30,
	2009	2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,804,129	$12,471,265
Short-term investments	2,499,013	6,552,570
Deferred equity offering costs	1,104,708	—
Prepaid expenses and other	396,105	371,798
Total current assets	20,803,955	19,395,633
Property and equipment, net	16,243,053	12,655,828
Other assets	191,385	158,165
Total assets	$37,238,393	$32,209,626

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$13,196,376	$11,330,599
Accounts payable	1,854,481	695,701
Accrued expenses	2,986,797	2,537,601
Total current liabilities	18,037,654	14,563,901
Long-term debt	8,640,402	480,581
Warrant liability	314,431	—
Other liabilities	403,477	446,099
Total liabilities	27,395,964	15,490,581

Redeemable convertible preferred stock, $0.001 par value, authorized
83,785,721 shares at December 31, 2009 and no shares authorized at September 30, 2010; issued and outstanding 81,954,127 shares at
December 31, 2009 and no shares issued or outstanding
at September 30, 2010	187,916,168	-

Commitments and contingencies

Stockholders' equity (deficit):
Preferred Stock, $0.001 par value; authorized 10,000,000 shares at September 30, 2010; no shares were issued or outstanding at
at December 31, 2009 or September 30, 2010	—	—
Common stock, $0.001 par value; authorized 90,000,000 shares at
September 30, 2010; issued and outstanding 701,581 and 12,356,436
shares at December 31, 2009 and September 30, 2010, respectively	702	12,356
Additional paid-in capital	3,516,031	221,944,962
Deficit accumulated during the development stage	(181,590,472)	(205,238,274)
Total stockholders’ equity (deficit)	(178,073,739)	16,719,045

Total liabilities and stockholders' equity (deficit)	$37,238,393	$32,209,626

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Statements of Operations
(unaudited)

					Period from
					July 10, 2003
					(inception)
					through
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,
	2009	2010	2009	2010	2010
Operating expenses:
Research and development	$3,703,163	$3,542,858	$14,459,645	$10,112,216	$101,820,964
General and administrative	1,432,687	1,501,719	4,499,395	4,384,141	33,054,213
Depreciation	1,233,621	1,214,613	3,701,689	3,660,251	18,808,990
Total operating expenses	(6,369,471)	(6,259,190)	(22,660,729)	(18,156,608)	(153,684,167)

Interest income	29,222	19,522	190,031	47,206	8,443,433
Interest expense	(869,046)	(475,775)	(2,703,965)	(1,737,339)	(13,672,970)
Change in fair value of preferred stock warrants	1,745,155	–	1,863,918	191,527	2,062,453

Net loss	$(5,464,140)	$(6,715,443)	$(23,310,745)	$(19,655,214)	$(156,851,251)

Accretion of redeemable convertible preferred
stock to redemption value	(3,580,659)	–	(10,358,384)	(3,992,589)

Net loss attributable to common stockholders	$(9,044,799)	$(6,715,443)	$(33,669,129)	$(23,647,803)

Basic and diluted net loss attributable to common
stockholders per share	$(12.93)	$(0.54)	$(48.33)	$(2.91)

Weighted average common stock outstanding-
basic and diluted	699,514	12,356,113	696,630	8,129,124

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)
Statements of Cash Flows
(unaudited)

			Period from
			July 10, 2003
			(inception)
	Nine Months Ended		through
	September 30,		September 30,
	2009	2010	2010
Cash flows from operating activities:
Net loss	$(23,310,745)	$(19,655,214)	$(156,851,251)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	3,701,689	3,660,251	18,808,990
Loss on disposition of property and equipment	(65)	1,618	118,942
Amortization of net discount on short-term investments	—	—	(149,150)
Noncash interest expense	(1,487,135)	57,621	247,580
Noncash rent expense	15,058	4,122	241,100
Stock-based compensation expense	741,534	680,844	4,071,548
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(215,316)	24,308	(664,105)
Accounts payable	115,590	(1,090,655)	693,227
Accrued expenses and other	(1,036,580)	695,617	2,952,970
Net cash used in operating activities	(21,475,970)	(15,621,488)	(130,530,149)
Cash flows used in investing activities:
Purchases of short-term investments	(8,431,563)	(29,497,557)	(307,494,420)
Sales and redemption of short-term investments	12,090,000	25,444,000	301,091,000
Cash paid for property and equipment	(236,292)	(151,818)	(31,592,590)
Proceeds from the sale of property and equipment	553	—	11,306
Net cash provided by (used in) investing activities	3,422,698	(4,205,375)	(37,984,704)
Cash flows provided by financing activities:
Proceeds from sale of Redeemable Convertible Preferred Stock, net	—	—	139,959,522
Proceeds from public offering, net	—	25,734,258	25,734,258
Issuance of common stock	52,522	1,268	154,276
Repurchase of common stock	—	—	(94,169)
Issuance costs related to long-term debt	—	—	(85,340)
Payment of deferred equity offering costs	—	—	(7,445)
Proceeds from long-term debt	840,595	—	34,694,297
Payments on long-term debt	(3,894,086)	(10,241,527)	(19,369,281)
Net cash (used in) provided by financing activities	(3,000,969)	15,493,999	180,986,118
Net (decrease) increase in cash and
cash equivalents	(21,054,241)	(4,332,864)	12,471,265
Cash and cash equivalents, beginning of period	45,943,925	16,804,129	—
Cash and cash equivalents, end of period	$24,889,684	$12,471,265	$12,471,265

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to Series A Redeemable Convertible
Preferred Stock	$—	$—	$3,562,211
Convertible note issued to initial stockholder for consulting expense	—	—	210,372
Warrants issued with long-term debt	8,742	—	2,185,358
Noncash property and equipment additions	54,824	2,475	2,475

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

The Company has incurred losses since inception and has a deficit accumulated during the development stage of $205,238,274 as of September 30, 2010, including $48,387,021 of cumulative accretion on the Series A Redeemable Convertible Preferred Stock (Series A), the Series B Redeemable Convertible Preferred Stock (Series B), and the Series C Redeemable Convertible Preferred Stock (Series C) through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions. In April 2010, the Company completed its initial public offering and obtained equity financing which the Company believes will fund its operations into April 2011.  Please see Note 7 for additional information.  The Company continues to explore external financing alternatives which will be needed to fund its operations and to commercially develop its products. In the event financing is not obtained, the Company could pursue headcount reductions and other cost cutting measures to preserve cash as well as explore the selected sale of assets to generate additional funds.  There is no assurance that such financing will be available when needed or, if available, on terms acceptable to the Company.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  The condensed balance sheet as of September 30, 2010 and the condensed statements of operations for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and cash flows for the nine months ended September 30, 2010, are unaudited, but include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.  The condensed balance sheet at December 31, 2009, the condensed statements of operations for the nine months ended September 30, 2009 and cash flows for the nine months ended September 30, 2009 have been derived from audited financial statements.

Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information and footnote information normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of September 30, 2009 and 2010, as they would be anti-dilutive:

	September 30,
	2009	2010
Shares of redeemable convertible preferred stock	81,954,127	-
Shares underlying options outstanding	487,189	1,196,739
Shares underlying warrants outstanding	1,603,446	79,790
Unvested restricted stock	1,810	-

(c)	Deferred Equity Offering Costs

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

A reverse stock split of the Company’s common stock was effective March 24, 2010 at a ratio of one share for every 14.5 shares previously held.  All common share and per-share data included in these financial statements reflect such reverse stock split.

(f)	Reclassification

Certain prior period amounts in the financial statements and notes thereto have been reclassified to conform to the current period presentation.

(4)	Short-term Investments and Fair Value Measurements

Short-term investments consist of investments in commercial paper as of December 31, 2009 and commercial paper and U.S. government agency securities as of September 30, 2010. The Company has the ability and intent to hold these investments until maturity and, therefore, has classified the investments as held-to-maturity. Due to the short-term nature of these investments, unrealized gains and losses have been deemed temporary and, therefore, not recognized in the accompanying financial statements. Income generated from short-term investments is recorded to interest income. As of September 30, 2010, the investments are classified as short term as the dates to maturity of such instruments are less than one year.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The following is a summary of the Company’s short-term investments:

	December 31,	September 30
	2009	2010
Held-to-Maturity
Commerical paper	$2,499,013	$999,921
U.S. government agency securities	-	5,552,649

Total short-term investments	$2,499,013	$6,552,570

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010:

	Fair value measurement at
	reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2009
Assets

Cash and cash equivalents	$16,804,129	$-	$-	$16,804,129
Short-term investments	2,499,013	-	-	2,499,013

	$19,303,142	$-	$-	$19,303,142

Liabilities
Warrant liability	$-	$-	$314,431	$314,431

At September 30, 2010
Assets

Cash and cash equivalents	$12,471,265	$-	$-	$12,471,265
Short-term investments	6,552,570	-	-	6,552,570

	$19,023,835	$-	$-	$19,023,835

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant Liability

Balance as of December 31, 2009	$314,431
Issuance of additional warrants	-
Change in fair value of warrant liability	(191,527)
Warrants converted into common stock warrants	(122,904)
Balance as of September 30, 2010	$-

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 7 for further discussion of the warrant liability.

(5)	2009 Restructuring Plan

In 2009, the Company implemented a restructuring plan which reduced headcount by 34 employees due to the postponement of commencing a Phase III clinical trial. During the three month period ended September 30, 2009 the Company incurred expenses related to the 2009 restructuring of $428,834, of which $241,071 is included in research and development expense and $187,763 is included in general and administrative expense in the accompanying statements of operations.  During the nine month period ended September 30, 2009 the Company incurred expenses related to the 2009 restructuring of $850,587, of which $547,774 is included in research and development expense and $302,813 is included in general and administrative expense in the accompanying statements of operations.  Below is a summary of the activity related to the 2009 restructuring program for the year ended December 31, 2009 and the nine month period ended September 30, 2010.

	2009 Charges to Operations	2009 Charges Utilized	Accrual Balance at December 31, 2009	2010 Charges to Operations	2010 Charges Utilized	Accrual Balance at September 30, 2010

One-time termination benefits	$853,465	$640,104	$213,361	$(8,950)	$204,411	$-

(6)	Debt

Total debt outstanding consists of the following:

	December 31,	September 30,
	2009	2010
Working Capital Note	$17,315,175	$9,955,555
Equipment and Supplemental Working Capital Notes	4,019,394	1,476,125
Machinery and Equipment Loan	931,972	593,334
Unamortized debt discount	(429,763)	(213,834)

	21,836,778	11,811,180

Less current portion	(13,196,376)	(11,330,599)

	$8,640,402	$480,581

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

The Company has an outstanding working capital loan (the Working Capital Note) with a lender, which was utilized to fund working capital needs of the Company.  In October 2008, the Company refinanced the terms of the Working Capital Note. The repayment terms of $14.2 million of the Working Capital Note were extended to add an additional six-month period of interest-only payments through July 2009 followed by 24 monthly payments of principal and accrued interest at an annual interest rate of 12.26%. The repayment of $5.8 million of the Working Capital Note was extended to add a 14-month period of interest-only payments through January 2010 followed by 20 monthly payments of principal and accrued interest at an annual interest rate of 12.26%. The Company recorded interest expense related to the Working Capital Note of $596,820 and $1,822,820 for the three and nine month periods ended September 30, 2009, respectively, and $332,060 and $1,232,034 for the three and nine month periods ended September 30, 2010, respectively.

In connection with execution of the original Working Capital Note, the lender received warrant coverage of 9% for the first $15 million and 8% for the additional $5 million of the original Working Capital Note (note 7). A warrant to purchase 137 shares of common stock was issued to the lender during the three and nine months ended September 30, 2009.  There were no warrants issued during the three and nine months ended September 30, 2010. The fair value of the warrants issued in connection with the Working Capital Note for the three and nine month periods ended September 30, 2009 was determined to be $826 using the Black-Scholes option-pricing model. The lender holds warrants exercisable into 66,322 shares of common stock as of September 30, 2010.

The relative fair value of the warrants has been recorded against the carrying value of the Working Capital Note as an original issue discount (OID) which is being amortized as interest expense over the term of the Working Capital Note. The Company recognized a noncash charge to interest expense of $94,522 and $309,479, for the three and nine month periods ended September 30, 2009, respectively, and $62,508 and $187,524 for the three and nine month periods ended September 30, 2010, respectively, for the amortization of OID.

In 2005, the Company had also executed an additional loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2009. As of September 30, 2010, the Equipment Note bears interest at an average rate of 11.69% and matures over 36 to 48 months and the Supplemental Working Capital Note bears interest at an average rate of 11.67% and matures over 36 months. The Company recorded interest expense related to the Equipment and Supplemental Working Capital Notes of $141,256 and $461,211 for the three and nine month periods ended September 30, 2009, respectively, and $52,133 and $226,154 for the three and nine month periods ended September 30, 2010, respectively,

The lender also received warrant coverage of 2% of the Equipment and Supplemental Working Capital Notes (Note 7). During the three and nine months ended September 30, 2009, the lender received warrants to purchase zero and 406 shares, respectively.  There were no warrants issued to the lender during the three and nine months ended September 30, 2010.  The fair value of the warrants issued in connection with the Equipment and Supplemental Working Capital Notes for the nine month period ended September 30, 2009 was determined to be $7,916 using the Black-Scholes option-pricing model. The lender holds warrants exercisable into 9,578 shares of common stock as of September 30, 2010.

The relative fair value of the warrants has been recorded against the carrying value of the Equipment and Supplemental Working Capital Notes as OID which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes. The Company recognized a noncash charge to interest expense of $11,057 and $34,084 for the three and nine month periods ended September 30, 2009, respectively, and $9,468 and $28,404 for the three and nine month periods ended September 30, 2010, respectively, for the amortization of OID.

In December 2007, the Company executed a $1.65 million agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases (MELF Loan) through December 31, 2009. On December 31, 2007, the Company borrowed $1.3 million of the MELF loan to fund equipment purchases. In March 2009, the Company borrowed an additional $0.3 million of the MELF loan to fund equipment purchases. Under the terms of the MELF Loan, the Company has a four year period of payments of principal and accrued interest at an annual interest rate of 5%. The Company recorded interest expense related to the MELF Loan of $13,933 and $41,840 for the three and nine months ended September 30, 2009, respectively, and $8,370 and $29,343 for the three and nine months ended September 30, 2010, respectively.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

In connection with the Working Capital Note, Equipment Note, Supplemental Working Capital Note, and the MELF Loan, the Company incurred financing costs of $189,771, recorded as other assets on the accompanying balance sheets, which are being amortized on a straight-line basis until maturity of the related notes. The Company recorded amortization of these deferred financing costs of $11,073 and $33,219 during both  the three and nine months ended September 30, 2009 and 2010, respectively, which was included in interest expense on the accompanying statements of operations.

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

Initial Public Offering

In April 2010, the Company completed its initial public offering, selling 6,000,000 shares at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses were approximately $25.7 million.  In connection with the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 5,651,955 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into aggregate of 110,452 warrants to purchase common stock.

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

As of September 30, 2010, the following warrants to purchase Common Stock were outstanding:

Number of Shares	Exercise Price	Expiration

29,857	$23.44	January 2011 through March 2016
15,157	$26.39	December 2011
30,886	$26.39	October 2012 through October 2017

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

Warrants that are classified as a liability are revalued at each reporting date until the warrants are exercised or expire with changes in the fair value reported in the statements of operations.. The fair value of the warrants are subject to fluctuation based on changes in the Company’s preferred stock price, expected volatility, remaining contractual life, and the risk-free interest rate. At September 30, 2009, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2008, resulting in a noncash credit to change in fair value of preferred stock warrants of $1,863,918 during the nine months ended September 30, 2009. During 2010, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2009, resulting in a noncash credit to change in fair value of preferred stock warrants of $191,527 through April 2010, after which time the warrants were reclassified from a liability to stockholders’ equity.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(8)	Stock-Based Compensation

The Company currently maintains two stock-based compensation plans.  Under the 2004 Stock Option Plan (the 2004 Plan), stock awards were granted to employees, directors, and consultants of the Company, in the form of restricted stock and stock options. The amounts and terms of options granted were determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. There are no shares available for future grants under the 2004 Plan, as grants from the 2004 Plan ceased upon the Company’s initial public offering in April 2010.

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of September 30, 2010, 1,161,028 shares of common stock were available for future grants under the Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

Stock Option Activity Under the 2004 & 2010 Plan
	Number of Shares	Weighted- Average Exercise price	Weighted- Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at Decmeber 31, 2009	712,373	1.00
Granted	533,812	3.99
Exercised	(2,898)	0.44
Cancelled/forfeited	(46,548)	2.77

Outstanding at September 30, 2010	1,196,739	$2.27

Vested and expected to vest at September 30, 2010	1,121,855	$2.25	8.63	$1,714,899

Exercisable at September 30, 2010	363,655	$1.39	8.58	$1,646,315

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three and nine months ended September 30, 2009 was $251,281 and $800,952, respectively.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three and nine months ended September 30, 2010 was $243,194 and $668,395, respectively.  As of September 30, 2010, there was $1,654,124 of unrecognized compensation expense, net of forfeitures, related to non-vested employee stock options and $79,778 of unrecognized compensation expense related to non-vested non-employee director stock options, which is expected to be recognized over a weighted average period of approximately 3.25 years.

For the three and nine months ended September 30, 2009, the Company recognized a credit of $1,812 and $68,619, respectively, due to the decline in the per-share fair value of the outstanding options granted to non-employees.  Total stock-based compensation expense recognized for stock options to non-employees for the three and nine months ended September 30, 2010 was $3,172 and $11,493, respectively.  As of September 30, 2010, there was $42,806 of unrecognized compensation expense related to non-vested non-employee stock options, which is expected to be recognized over a weighted average period of 1.6 years.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

(9)	Commitments and Contingencies

Leases and Letters of Credit

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016. Rent expense under these operating leases was $159,767 and $550,720 for the three and nine months ended September 30, 2009, respectively. Rent expense under these operating leases was $178,682 and $540,783 for the three and nine months ended September 30, 2010, respectively. Future minimum lease payments as of September 30, 2010 are as follows:

2010	146,726
2011	885,096
2012	836,668
2013	856,669
2014	876,670
2015 and thereafter	1,046,672

Total minimum lease payments	$4,648,501

The lease agreements for the Company’s corporate headquarters require the Company to provide security and restoration deposits totaling $1.7 million to two landlords.  As provided for in the lease agreements, the Company has obtained letters of credit from a bank in favor of the landlords to satisfy these obligations. The letters of credit are collateralized by an account held at the bank. If the bank determines the collateral is insufficient, the bank has the right to demand additional collateral. If the Company fails to provide additional collateral, the bank has the right to withdraw the letters of credit. In that event, the landlords would have the right to require the Company to deposit cash of up to $1.7 million in an account to satisfy the Company’s deposit obligations.

    License Agreements

In 2003, a license agreement was executed with Children’s Medical Center Corporation (CMCC), whereby CMCC granted the Company a license to utilize certain patent rights. In accordance with the license agreement, the Company paid an initial license fee of $175,000, which was recorded as research and development expense in 2003. Additionally, the license agreement requires the Company to reimburse CMCC for patent costs related to the underlying licensed rights.  For the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2010 and for the period from July 10, 2003 (inception) through September 30, 2010, the Company recorded $80,146, $175,781, $25,301, $109,909 and $2,099,111 respectively, as general and administrative expenses related to the reimbursement of such patent costs in the accompanying statements of operations.

The Company is obligated to make payments to CMCC upon the occurrence of various development and sales milestones. During the fourth quarter of 2006, the Company achieved two of its development milestones for the first licensed product launched, as defined in the agreement, and paid $350,000, which was recorded as research and development expense for the year ended December 31, 2006. No further milestones payments have been made through September 30, 2010. If the Company develops and obtains regulatory approval of a licensed product in each of the four subfields covered under the license, it will be required to pay CMCC milestones aggregating approximately $6.9 million, which includes $350,000 paid to date. Also, if cumulative net sales of all licensed products reach a certain level, the Company will be required to make a one-time sales milestone payment of $2.0 million. The timing and likelihood of such milestone payments are not currently known to the Company. A portion of the milestone payments the Company makes will be credited against its future royalty payments. The Company must pay CMCC royalties in the mid-single digit range based on net sales of licensed products as defined in the agreement by the Company, its affiliates and its sublicensees, which royalties will be reduced for certain amounts the Company is required to pay to license patents or other intellectual property from third parties and under certain circumstances if there is a competing product. No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless the Company advised CMCC not to file for patent protection in that country and later chose to market and sell licensed products in such country. The license agreement, and the Company’s obligation to pay royalties, terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

TENGION, INC.
(A Development-Stage Company)
Notes to Condensed Financial Statements
(unaudited)

In January 2006, the Company entered into a license agreement with Wake Forest University Health Sciences, or WFUHS, which was amended in May 2007, for the license of certain of WFUHS’s intellectual property rights. Under the license agreement, the Company issued WFUHS a warrant to purchase 3,200 shares of the Company’s common stock through January 1, 2016 at an exercise of $2.32 per share and is required to pay WFUHS a percentage of certain consideration received from a sublicensee. The Company is not required to make any milestone payments to WFUHS related to the development or commercialization of the licensed products, but the Company is required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after the Company initiates the first animal study conducted under current Good Laboratory Practices (cGLP), with respect to such product. These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties the Company is obligated to pay to WFUHS for such product. In addition, the Company is required to pay WFUHS royalties in the low to mid-single digit range based on net sales of licensed products in all countries. With respect to any product covered by an improvement patent, the Company’s obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last to-expire patent covering such product.

In January 2006, the Company entered into a research agreement with WFUHS, which was amended in September 2006 and extended in September 2010 for an additional three-year period. Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments. As of September 30, 2010, the Company was obligated to make payments of $200,000 with respect to the remaining 2010 research activities of WFUHS under this agreement. Under the extended agreement, the Company is obligated to make payments of $800,000 for 2011 research activities of WFUHS.  Payments for 2012 and 2013 research activities of WFUHS under the extended agreement will be determined by the Company prior to the beginning of each year, respectively.  The sponsored research involves the experiments and studies set out in annual research plans and milestones established under the agreement. Either party may terminate the agreement upon a material, uncured breach by the other party upon 30 days written notice. The Company may terminate the agreement at any time, with or without cause, upon 90 days prior written notice. If the Company terminates the agreement, it is required to pay to WFUHS all reasonable direct costs and all noncancelable obligations incurred by WFUHS, provided that such liability is limited to $625,000.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as in other documents filed by us with the SEC  and include, among others: (i) our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern; (ii) we have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition; (iii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iv) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (v) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; and (vi) we will need to raise additional funds to execute our business plan beyond April 2011 and such financing may not be available to us or, if available, on terms acceptable to us.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview
We believe we are the only regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of replacement neo-organs and neo-tissues.  Our Organ Regeneration Platform enables us to create proprietary product candidates that are intended to harness the intrinsic regenerative pathways of the body to produce a range of native-like organs and tissues.  Our product candidates eliminate the need to utilize other tissues of the body for a purpose to which they are poorly suited, to procure donor organs or to administer anti-rejection medications. We produce neo-organs and neo-tissues in our scalable manufacturing facilities using efficient and repeatable proprietary processes, and have implanted neo-organs in our clinical trials. We intend to develop our technology to address unmet medical needs in urologic, renal, gastrointestinal and vascular diseases and disorders.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs and neo-tissues. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private placement of equity securities, debt financings and from the initial public offering of our common stock. We have never been profitable and, as of September 30, 2010, we have an accumulated deficit of $205.2 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Based on our current operating plans, we expect our existing resources, to be sufficient to fund our planned operations, including our continued product candidate development, into April 2011.  We will need to raise more funds to complete our Phase I clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment.  We will also need to raise more funds to maintain our research and manufacturing facilities beyond April 2011.  There is no assurance that such financing will be available or, if available, on terms acceptable to the Company.

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

Preclinical study and clinical trial costs for our product candidates are a significant component of our current research and development expenses. We track and record information regarding external research and development expenses on a per study basis. Preclinical studies are currently coordinated with third-party contract research organizations and expense is recognized based on the percentage completed by study at the end of each reporting period.  Clinical trials are currently coordinated through a number of contracted sites and expense is recognized based on a number of factors, including actual and estimated patient enrollment and visits, direct pass-through costs and other clinical site fees.  We utilize internal employees, resources and facilities across multiple product candidates.  We do not allocate internal research and development expenses among product candidates.

The following table summarizes our research and development expense for the three and nine month periods ended September 30, 2009 and 2010:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
	(in thousands)		(in thousands)
Third party direct program expenses:
Urologic	$226	$208	$2,387	$440
Renal	250	535	750	1,490

Total third party direct program expenses	476	743	3,137	1,930

Other research and development expenses	3,227	2,800	11,323	8,182

Total research and development expense	$3,703	$3,543	$14,460	$10,112

From our inception in July 2003 through September 30, 2010, we have incurred research and development expense of $101.8 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that participate in the trials;
•	the duration of patient follow-up;
•	the development stage of the product candidate; and
•	the efficacy and safety profile of the product candidate.

None of our product candidates have received FDA or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our product candidates. In the event that third parties have control over the clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

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

Results of Operations
Three Months Ended September 30, 2009 compared to the Three Months Ended September 30, 2010

Research and Development Expense.  Research and development expense for the three months ended September 30, 2009 and 2010 were comprised of the following:

	Three Months Ended		Increase/
	September 30,		(Decrease)
	2009	2010	$	%
	(in thousands)

Compensation and related expenses	$2,259	$1,937	$(322)	-14%
External services - direct third parties	476	743	267	56%
External services - other	219	161	(58)	-26%
Research materials and related expenses	306	261	(45)	-15%
Facilities and related expenses	443	441	(2)	0%

Total research and development expense	$3,703	$3,543	$(160)	-4%

Research and development expense decreased primarily due to a decrease in compensation and related expense of $0.3 million, primarily due to the reduction in headcount in our Pennsylvania manufacturing facility, which also resulted in a decrease of $0.1 million in the demand for lab supplies and other services related to our product candidates.  These decreases were offset in part by an increase in external services related to direct third-party expense of $0.3 million for preclinical studies associated with our Neo-Kidney Augment program.

General and Administrative Expense. General and administrative expense increased by $0.1 million, or 5%, from $1.4 million for the three months ended September 30, 2009 to $1.5 million for the three months ended September 30, 2010. The increase in general and administrative expense was due to an increase in legal fees of $0.1 million and external services of $0.1 million primarily due to the increased cost of being a public company, offset by a decrease in corporate personnel-related costs of $0.1 million related to the reduction in headcount in our executive, finance, legal and human resource functions.

Depreciation Expense. Depreciation expense remained relatively unchanged for the three months ended September 30, 2009 as compared to the three months ended September 30, 2010, as additions were not significant in either period.

Interest Income / Expense and Change in Fair Value of Preferred Stock Warrants. Interest income decreased by $10,000, or 33%, from the three months ended September 30, 2009 to the three months ended September 30, 2010 due to lower investment balances and lower rates of return on our investments. Interest expense decreased by $0.4 million, or 45%, from the three months ended September 30, 2009 to the three months ended September 30, 2010, due to lower average debt balances and the end of our interest only payments in the third quarter of 2009.  Change in fair value of preferred stock warrants increased due to a non-cash credit of $1.7 million related to the preferred stock warrant in the three months ended September 30, 2009.  The preferred stock warrants were reclassified from a liability to stockholders equity upon the completion of our initial public offering in April 2010.

Nine Months Ended September 30, 2009 compared to the Nine Months Ended September 30, 2010

Research and Development Expense.  Research and development expense for the nine months ended September 30, 2009 and 2010 were comprised of the following:

	Nine Months Ended		Increase/
	September 30,		(Decrease)
	2009	2010	$	%
	(in thousands)

Compensation and related expenses	$7,492	$5,544	$(1,948)	-26%
External services - direct third parties	3,137	1,930	(1,207)	-38%
External services - other	792	392	(400)	-51%
Research materials and related expenses	1,355	866	(489)	-36%
Facilities and related expenses	1,684	1,380	(304)	-18%

Total research and development expense	$14,460	$10,112	$(4,348)	-30%

Research and development expense decreased primarily due to a decrease in compensation and related expense due to the reduction in headcount in our Pennsylvania manufacturing facility, which resulted in a decrease in the demand for lab supplies and other services related to our product candidates.  The decrease in external services related to direct third-party expense was the result of a decrease of $2.0 million in costs associated with our preclinical studies of our Neo-Urinary Conduit during 2009 and Phase II clinical trials for our Neo-Bladder Augment, as most of the expenses related to these clinical trials were incurred by the second quarter of 2009.  This decrease was offset in part by an increase of $0.8 million for preclinical studies associated with our Neo-Kidney Augment program.

General and Administrative Expense. General and administrative expense decreased by $0.1 million, or 3%, from $4.5 million for the nine months ended September 30, 2009 to $4.4 million for the nine months ended September 30, 2010. The decrease in general and administrative expense was due to a decrease in corporate personnel-related costs of $0.4 million primarily related to the reduction in headcount in our executive, finance, legal and human resource functions, offset in part by an increase in professional and legal fees of $0.3 million due to the increased cost of being a public company.

Depreciation Expense. Depreciation expense remained relatively unchanged for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2010.

Interest Income / Expense and Change in Fair Value of Preferred Stock Warrants. Interest income decreased $0.1 million, or 75%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 due to lower investment balances and lower rates of return on our investments. Interest expense decreased by $1.0 million, or 36%, from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, primarily due to lower average debt balances and the end of our interest only payments in the third quarter of 2009.  Change in fair value of preferred stock warrants increased due to a non-cash credit of $1.9 million related to the preferred stock warrant in the nine months ended September 30, 2009. The preferred stock warrants were reclassified from a liability to stockholders equity upon the completion of our initial public offering.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $205.2 million as of September 30, 2010, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from redeemable convertible preferred stock offerings and from the initial public offering of our common stock.   The following table summarizes our funding sources as of September 30, 2010:

			Net Proceeds (1)
Issue	Year	No. Shares	(in thousands)
Series A Redeemable Convertible Preferred Stock	2004, 2005	1,668,311	$ 38,910
Series B Redeemable Convertible Preferred Stock	2006	1,906,009	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	2,077,635	54,571
Initial Public Offering	2010	6,000,000	25,721
		11,651,955	$ 169,242

 (1) Net proceeds represent gross proceeds received net of legal and other costs associated with each financing.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $34.7 million through September 30, 2010. We currently have a working capital note with an outstanding principal of $10.0 million as of September 30, 2010, which borrowings were used for our general working capital needs. In addition, we have loans to fund equipment and other asset purchases with outstanding principal of $2.1 million as of September 30, 2010.

The lease agreements for our corporate headquarters require us to provide security and restoration deposits totaling $1.7 million to two landlords.  As provided for in the lease agreements, we have obtained letters of credit from a bank in favor of the landlords to satisfy these obligations. The letters of credit are collateralized by an account held at the bank. If the bank determines the collateral is insufficient, the bank has the right to demand additional collateral. If we fail to provide additional collateral, the bank has the right to withdraw the letters of credit. In that event, the landlords would have the right to require us to deposit cash of up to $1.7 million in an account to satisfy our deposit obligations.

Cash, cash equivalents and short-term investments at September 30, 2010 were $19.0 million, representing 59.1% of total assets.

Based upon our current expected level of operating expenditures, we expect to be able to fund our operations into April 2011.  This period could be shortened if there are any significant increases in planned spending on development programs than anticipated.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that other financing will be available when needed to allow us to continue as a going concern.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended
	September 30,
	2009	2010
Statement of Cash Flows Data:	(in thousands)
Total cash provided by (used in):
Operating activities	$(21,476)	$(15,622)
Investing activities	3,423	(4,205)
Financing activities	(3,001)	15,494
Increase (decrease) in cash & cash equivalents	$(21,054)	$(4,333)

Operating Activities
Cash used in operating activities decreased $5.9 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to a decrease in our net loss.  Specifically, the decrease in our net loss relates primarily to a decrease in research and development expense of $4.3 million associated with our preclinical and clinical studies, and a decrease in cash interest expense of $0.9 million due to lower average debt balances and the end of our interest only payments in the third quarter of 2009.  In addition, net cash used for operating assets and liabilities decreased $0.7 million.

Investing Activities
Cash used in investing activities increased $7.6 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, primarily due to an increase in net purchases, sales, and redemptions of short-term investments of $7.7 million offset by a decrease of $0.1 million in cash paid for property and equipment.

Financing Activities
Cash provided by financing activities increased $18.5 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, due to net proceeds received from our initial public offering of $25.7 million, offset by an increase in payments of long-term debt of $6.3 million primarily resulting from the end of interest-only payments on our long-term debt in January 2009, and a decrease of $0.8 million in proceeds from debt financing in the first quarter of 2009.

Initial Public Offering
In April 2010, we completed an initial public offering, selling 6,000,000 shares of common stock at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses was approximately $25.7 million.  Based on our current operating plans, we expect to use proceeds received from this offering to fund our research and development activities, including a portion of our Phase 1 clinical trial for our Neo-Urinary Conduit and certain of our preclinical activities for our Neo-Kidney Augment and for maintaining our research and manufacturing facilities as well as for working capital and other general corporate purposes.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of September 30, 2010, we had cash and cash equivalents and short term investments of $19.0 million.

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

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings.

None

Item 1A.                       Risk Factors.

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong.  They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC or in a press release.

Risks Related to Our Financial Position and Need for Additional Capital

Our recurring losses from operations have raised substantial doubt regarding our ability to continue as a going concern.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2009 with respect to this uncertainty. This going concern opinion could materially limit our ability to raise additional funds through the issuance of new debt or equity securities or otherwise. Future reports on our financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. We are a development stage company and have not generated revenues or been profitable since inception, and it is possible we will never achieve profitability. We have devoted our resources to developing our Organ Regeneration Platform and certain product candidates, but such product candidates cannot be marketed until governmental approvals have been obtained. Accordingly, there is no current source of revenues much less profits, to sustain our present activities, and no revenues will likely be available until, and unless, our product candidates are approved by the Food and Drug Administration, or FDA, or comparable regulatory agencies in other countries and successfully marketed, either by us or a partner, an outcome which may not occur. Based upon our currently expected level of operating expenditures, we expect to be able to fund our operations until April 2011. This period could be shortened if there are any significant increases in planned spending on development programs or more rapid progress of development programs than anticipated. There is no assurance that other financing will be available when needed, or on terms acceptable to us, to allow us to continue as a going concern. The perception that we may not be able to continue as a going concern may cause others to choose not to deal with us due to concerns about our ability to meet our contractual obligations.

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

As a result of these factors, among others, we will need to seek additional funding prior to our being able to generate positive cash flow from operations. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. Additional funding may not be available to us on acceptable terms, or at all. If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates and we may become dependent on third parties. If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then-existing stockholders would result. If we obtain funding through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors. In addition, servicing the interest and repayment obligations under our current and future borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and reduce our personnel, any of which could have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of debt and contractual obligations that expose us to risks that could adversely affect our business, operating results and financial condition.

We have approximately $12.0 million of debt outstanding as of September 30, 2010 which is secured by liens on substantially all of our assets. We expect that the annual principal and interest payments on our outstanding debt will be approximately $15.4 million, $9.0 million and $0.2 million in 2010, 2011 and 2012, respectively. The level and nature of our indebtedness could, among other things:

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

The lease agreements for our corporate headquarters require us to provide security and restoration deposits totaling $1.7 million to two landlords.  As provided for in the lease agreements, we have obtained letters of credit from a bank in favor of the landlords to satisfy these obligations. The letters of credit are collateralized by an account held at the bank. If the bank determines the collateral is insufficient, the bank has the right to demand additional collateral. If we fail to provide additional collateral, the bank has the right to withdraw the letters of credit. In that event, the landlords would have the right to require us to deposit cash of up to $1.7 million in an account to satisfy our deposit obligations.

Unless we raise substantial additional capital or generate substantial revenue from a license or strategic partnership involving one of our product candidates, we may not be able to:
•	service or repay our debt when it becomes due, in which case our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets
•	meet our contractual obligations, which includes the requirement for us to provide security and restoration deposits totaling $1.7 million to our landlords.

 Any such event would have a material adverse effect on our business, operating results and financial condition.

We have a history of net losses and may not achieve or sustain profitability.

We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future. As of September 30, 2010, we had an accumulated deficit of $205.2 million. We had net losses of $31.0 million, $42.4 million and $29.8 million in the years ended December 31, 2007, 2008 and 2009, respectively. These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to further develop our product candidates, technology and manufacturing capabilities. Our expenses are expected to relate to the following:

•	conducting our Phase I clinical trial for our Neo-Urinary Conduit for patients with bladder cancer who require removal of their bladder;

•	continuing research and development efforts relating to our Neo-Kidney Augment;

•	advancing our Neo-Bladder Replacement for bladder cancer patients requiring removal of their bladder and desiring a continent urinary diversion;

•	conducting long-term clinical trial follow-up of our Neo-Bladder Augment;

•	researching and developing our Neo-GI Augment, Neo-Vessel Replacement and other product candidates;

•	maintaining, expanding, protecting and enforcing our intellectual property portfolio and assets and potentially challenging the intellectual property of others;

•	validating, certifying and staffing our commercial manufacturing facility if and when our product candidates advance into later-stage clinical trials;

•	expanding our manufacturing capabilities to support commercialization of our current and future product candidates; and

•	servicing and repaying indebtedness.

The extent of our future operating losses is highly uncertain, and we may never achieve or sustain profitability. If we are unable to achieve and then maintain profitability, the market value of our common stock will decline.

If we do not successfully develop our product candidates and obtain the necessary marketing approvals to commercialize them, we will not generate sufficient revenues to continue our business operations.

In order to obtain marketing approval of our product candidates so that we can generate revenues once they are commercialized, we must conduct extensive preclinical studies and clinical trials to demonstrate that our product candidates are safe and effective and obtain and maintain approval of our manufacturing facilities. Our early stage product candidates, including our Neo-Urinary Conduit, for which we have an effective investigational new drug application (IND) and for which we have commenced a Phase I clinical trial, may fail to perform as we expect. Moreover, our Neo-Urinary Conduit and our other product candidates may ultimately fail to demonstrate the necessary safety and efficacy for marketing approval. We will need to conduct additional research and development, and devote significant additional financial resources and personnel to develop commercially viable products and obtain the necessary marketing approvals, and if we fail to do so successfully, we may cease operations altogether.

Our short operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a development-stage company. We commenced operations in July 2003. Our operations to date have been limited to organizing and staffing our company, acquiring and developing our technology and undertaking preclinical studies and clinical trials of our product candidates. We have not demonstrated an ability to successfully complete large-scale clinical trials, obtain marketing approvals for product registration, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, we have a limited operating history.

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

In addition, we may have difficulty finding eligible patients to participate in our clinical trials because our trials may include stringent enrollment criteria. For example a patient may require a concomitant surgical procedure that would prevent them from receiving our product candidates, may be using alternative therapies, or the extent of a patient’s overall medical condition may render such patient ineligible to participate in our trials. Our Neo-Urinary Conduit has never been tested in humans and patients may not want to enroll in a trial where they are one of the first patients to receive this product candidate.  Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

We are currently in the long-term follow-up phase of two Phase II clinical trials for our Neo-Bladder Augment, involving ten pediatric and six adult patients. During these trials we have seen certain serious adverse events and limited efficacy data beyond the one-year primary endpoint.  Specifically, three patients experienced serious adverse events that at the time of their occurrence were deemed by the respective clinical investigator to be clinically significant and probably related to our product candidate or implantation procedure. Each of the serious adverse events involved perforation of the bladder, which is a known complication in patients undergoing enterocystoplasty, the current standard of care for these patients. A bladder perforation results in urine leakage through the bladder wall. We believe the underlying cause of these bladder perforations varied from patient to patient, and may be related to complications that can occur in this patient population including abscesses, bacterial infections, small bowel obstructions or invasive urologic procedures. As a result of these serious adverse events, the FDA placed our IND related to these clinical trials on hold. We submitted a complete response in June 2009 and the FDA released the clinical hold in July 2009 with no recommended changes to our protocol, product candidate or implantation procedure. In addition to these serious adverse events, as of the 24-month clinical follow-up of our pediatric patients, only three of the ten patients continue to demonstrate sustained clinical benefit from our product candidate.

There can be no assurance that we will not experience similar serious adverse events or limited efficacy with other patients in our Neo-Bladder Augment clinical trials or in our Phase I clinical trial for our Neo-Urinary Conduit.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain marketing approvals necessary for marketing our product candidates, including approval by the FDA.

Our efforts to develop all of our product candidates are at an early stage. We may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and favorable initial results from a clinical trial do not necessarily predict final results. The indications of use for which we are pursuing development may have clinical effectiveness endpoints that have not previously been reviewed or validated by the FDA, which may complicate or delay our effort to ultimately obtain FDA approval. We cannot guarantee that our clinical trials will ultimately be successful.

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

Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific and management personnel. These members include Steven Nichtberger, MD, our President and Chief Executive Officer, and Timothy Bertram, DVM, PhD, our Executive Vice President, Science and Technology and Chief Scientific Officer. The loss of either or both of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Competition for personnel is intense. We may find it difficult to retain qualified management and scientific personnel. For example, two of our executive officers voluntarily left our company in 2009 to pursue other opportunities. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

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

To obtain marketing approvals in the United States for our product candidates, we must, among other requirements, complete carefully controlled and well-designed clinical trials sufficient to demonstrate to the FDA that the product candidate is safe and effective for each indication for which we seek approval. Several factors could prevent completion or cause significant delay of these trials, including an inability to enroll the required number of patients or failure to obtain FDA approval to commence a clinical trial. Negative or inconclusive results from, or adverse events during, a preclinical safety study or clinical trial could cause the preclinical study or clinical trial to be repeated or a program to be terminated, even if other studies or trials relating to the program are successful. The FDA can place a clinical trial on hold if, among other reasons, it finds that patients enrolled in the trial are or would be exposed to an unreasonable and significant risk of illness or injury. If safety concerns develop, we, an Institutional Review Board, or IRB, or the FDA could stop our trials before completion. The populations for which we are developing our product candidates may have other medical complications that would affect their experience in our trials and would affect their experience with our product candidates, if approved. A serious adverse event is an event that results in significant medical consequences, such as hospitalization or prolonged hospitalization, disability or death, and if unexpected must be reported to the FDA. We cannot guarantee that other safety concerns regarding our product candidates will not develop. For example, in February 2009, the FDA placed our IND for our Neo-Bladder Augment on clinical hold following certain serious adverse events that occurred with respect to patients in our Phase II clinical trials. We submitted a complete response in June 2009 and the FDA released the clinical hold in July 2009, with no recommended changes to our protocol, product candidate or implantation procedure.

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

The requirements the FDA may impose on clinical trials for our product candidates are uncertain. As a result, we cannot guarantee that we will be able to comply with such requirements. For example, the FDA may require endpoints in our late-stage clinical trials that are different from or in addition to the endpoints in our early-stage clinical trials or the endpoints which we may propose. The endpoints or other study elements, including sample size, the FDA requires may make it less likely that our Phase III clinical trials are successful or may delay completion of the trials. If we are unable to comply with the FDA’s requirements, we will not be able to get approval for our product candidates and our business will suffer.

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

There is substantial uncertainty regarding the exact meaning and interpretation of the provisions of healthcare reform that have been enacted. This uncertainty limits our ability to forecast changes that may occur in the future and to manage our business accordingly.

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

In addition, we cannot guarantee that any of our pending patent applications will result in issued patents. If patents are not issued in respect of our pending patent applications, we may not be able to stop competitors from marketing products similar to ours.

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

As of the close of our initial public offering, our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates beneficially own, in the aggregate, approximately 32.4% of our outstanding common stock. These persons, acting together, will be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2010, we completed our initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-164011) that was declared effective on April 9, 2010. Under the registration statement, we registered the offering and sale of an aggregate of 6,000,000 shares of our common stock. All of the 6,000,000 shares of common stock registered under the registration statement were sold at a price to the public of $5.00 per share. Piper Jaffray & Co. and Leerink Swann LLC acted as joint book running managers of the offering and as representatives of the underwriters. The offering closed on April 14, 2010.  As a result of our IPO, we raised a total of $30.0 million in gross proceeds, and approximately $25.7 million in net proceeds after deducting underwriting discounts and commissions of $1.8 million and estimated offering expenses of $2.5 million.  We have utilized $6.7 million of our net proceeds from the public offering through September 30, 2010.  We have used $0.2 million to fund our Phase I clinical trial for our Neo-Urinary Conduit, $0.5 million to fund our preclinical research and development activities for our Neo-Kidney Augment, $0.4 million to maintain our research and manufacturing facilities, and $5.6 million for working capital and other general corporate purposes including the repayment of our debt. Our remaining net proceeds continue to be invested in highly-liquid money market and U.S. government agency securities. There has been no material change in our planned use of proceeds from the initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b) on April 12, 2010.

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

TENGION, INC.

Date: November 2, 2010	By:	/s/ Steven Nichtberger, MD
Steven Nichtberger, MD President and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2010	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer (Principal Financial and Accounting Officer)