Form 10-K/A
period 2010-12-31
TENGION INC
filed 2011-04-18
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-0214813 (I.R.S. Employer Identification No.)
2900 Potshop Lane, Suite 100 East Norriton, PA 19403 (Address of principal executive offices) (610) 292-8364 (Registrant’s telephone number, including area code)(zip code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of exchange on which registered:
Common Stock, par value $0.001 per share	NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [   ]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (do not check if a smaller reporting company) [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [   ]     No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2010 is $24,737,900.  This calculation excludes 5,704,657 shares held on June 30, 2010 by directors, executive officers, and one holder of more than 10% of the registrant’s common stock.  As of April 11, 2011, there were 23,471,249 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

        The Registrant is filing this Amendment No. 1 on Form 10-K/A (this Form 10-K/A) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the SEC) on March 30, 2011 (the Form 10-K) to include (i) all of the Part III information required by applicable SEC rules and regulations by amending, and replacing in their entirety, Items 10, 11, 12, 13 and 14 in the Form 10-K and (ii) certain disclosure concerning delinquent filers required by Item 405 of Regulation S-K, which disclosure was inadvertently omitted from our Form 10-K.

        As required by Rule 12b-15, the Registrant's principal executive officer and principal financial officers are providing Rule 13a-14(a)/15(d)-14(a) certifications. Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such certificates as Exhibits.

        Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof.

        We refer to Tengion, Inc. as "Tengion," "us," "we" and "our" in this Form 10-K/A.

TENGION, INC.

FORM 10-K/A
(Amendment No. 1)

INDEX

Part III

PART III

ITEM 10.                      Directors, Executive Officers and Corporate Governance

        The following table sets forth certain information about our executive officers, key employees and directors.

Name	Age	Position(s)

Executive Officers
Steven Nichtberger, MD	49	President and Chief Executive Officer, Director
Timothy Bertram, DVM, PhD	55	Chief Scientific Officer and Executive Vice President, Science and Technology
A. Brian Davis	44	Chief Financial Officer and Vice President, Finance
Sunita Sheth, MD	51	Chief Medical Officer and Vice President, Clinical and Regulatory Affairs
Mark Stejbach	47	Chief Commercial Officer and Vice President

Key Employees
Andrew S.C. Constable	58	Senior Director, IT and Engineering Systems
Deepak Jain, PhD	57	Senior Vice President, Bioprocess Research and Development
Jason Krentz	38	Executive Director, Technical Operations
Joseph W. La Barge, Esq.	39	General Counsel, Vice President and Secretary
Drew Sansone, MS	40	Executive Director, Regulatory Affairs

Non-Employee Directors
David I. Scheer(2)(3)	58	Chairman of the Board of Directors
Carl-Johan Dalsgaard, MD, PhD(2)	54	Director
Brenda D. Gavin, DVM(2)	62	Director
Richard E. Kuntz, MD, MSc(1)	54	Director
Gary J. Kurtzman, MD(1)(3)	56	Director
Lorin J. Randall(1)(3)	67	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Governance and Nominating Committee.

(3)	Member of the Audit Committee.

Executive Officers

Steven Nichtberger, MD, is one of our co-founders and has served as our President and Chief Executive Officer since May 2004. He has also served as one of our directors since May 2004. Prior to joining us, Dr. Nichtberger was at Merck & Co., Inc., or Merck, a large multi-national pharmaceutical company, from 1995 to 2004, holding a number of senior management positions including serving in the leadership of the global marketing organization with responsibility for developing marketing strategy for all Merck brands globally, leading marketing interactions with the research and manufacturing divisions, operational leadership and responsibility for profits and losses with regard to a U.S. product portfolio and leadership of the new product planning function. He was also involved in several corporate licensing, divestiture and product acquisition deals. Previously, Dr. Nichtberger founded and developed a privately-held company that licenses intellectual property in the field of internet-based paperless couponing. He is a board certified internist and cardiologist trained at Mount Sinai Medical Center. Dr. Nichtberger currently serves as a member of the board of directors of the Biotechnology Industry Organization, or BIO, as a member of the board of overseers of the University of Pennsylvania School of Arts and Sciences, as the vice-chairman of the board of directors of Pennsylvania Bio, as a member of the board of directors of BioAdvance, as a member of the external advisory board of the Center for Bioethics at the University of Pennsylvania and as a member of the board of directors of the Alliance for Regenerative Medicine. He received a BA in Biology from the University of Pennsylvania, a BS in Economics from the Wharton School and an MD from the School of Medicine and Biosciences, SUNY at Buffalo.

Timothy Bertram, DVM, PhD, has served as our Chief Scientific Officer and Executive Vice President, Science and Technology since October 2010 and previously served as our Senior Vice President, Science and Technology from August 2004 to October 2010.  Dr. Bertram is responsible for leading our research and development efforts. Prior to joining us, Dr. Bertram served as a senior scientific executive at Pfizer, a large multi-national pharmaceutical company, from 1999 to 2004, and held a similar position at SmithKline Beecham Pharmaceuticals, a large multi-national pharmaceutical and healthcare company, from 1996 to 1999, and Procter & Gamble Co., a large multi-national company that manufactures consumer goods, from 1989 to 1996. He was a faculty member at the University of Illinois from 1984 to 1987 and was a visiting scientist to the National Institutes of Health from 1987 to 1989. Dr. Bertram received a DVM and PhD from Iowa State University and completed post-doctoral studies in cell signaling pathways.

A. Brian Davis has served as our Chief Financial Officer and Vice President, Finance since August 2010. From April 2009 to July 2010, Mr. Davis served in a consulting capacity as Chief Financial Officer of Neose Technologies, Inc.  From 1994 to April 2009, Mr. Davis was employed by Neose Technologies, Inc., a biopharmaceutical company focused on the development of next-generation therapeutic proteins, where he served most recently as Senior Vice President and Chief Financial Officer. From 1991 to 1994, Mr. Davis was employed by MICRO HealthSystems, Inc., a provider of healthcare information systems, where he served most recently as Corporate Controller. Mr. Davis is licensed as a Certified Public Accountant, received his B.S. in accounting from Trenton State College and his MBA from the Wharton School of the University of Pennsylvania.

Sunita Sheth, MD, has served as our Chief Medical Officer, Vice President of Clinical and Regulatory Affairs since July 2010. Prior to such time, she served as a Vice President, Specialty Care Business Unit, Transitional Lead Multi-Therapeutic Areas at Pfizer, Inc. from January 2010 to June 2010 and as a Vice President at Wyeth (acquired by Pfizer) heading up the Cardiovascular, Metabolism and Infectious Diseases Therapeutic Area from January 2006 to January 2010.  She also worked at AstraZeneca PLC and GlaxoSmithKline PLC in the development of antithrombotics and other agents in neuroscience and cardiovascular medicine. Prior to joining the pharmaceutical industry she held a tenure track appointment at Temple University Medical School where she did research in the area of phosphodiesterases. Dr. Sheth is a hematologist/oncologist and maintains certification in hematology participating in the outpatient hematology clinic at Temple University Hospital where she holds an adjunct Professor of Medicine appointment.

Mark Stejbach has served as our Chief Commercial Officer and Vice President since June 2009 and prior to such time he served as our Vice President, Marketing and Commercial Planning from August 2008 to June 2009. His current responsibilities include business development, marketing, public affairs, human resources and IT. Mr. Stejbach joined us from Merck where he served as Vice President of Managed Care Marketing in Merck’s United States Pharmaceutical Division from 2005 until 2008 and was responsible for marketing across all public and private payor segments, including contracting strategy, program development and economic affairs. From 2004 to 2005, Mr. Stejbach served as a Vice President, Sales Services, at Merck and was responsible for sales information management and development, customer services, e-business strategy and field communications. Mr. Stejbach started his pharmaceutical career at Merck in 1987, where he went on to lead marketing campaigns for VASOTEC and PROSCAR. From 1994 to 1997, Mr. Stejbach worked for Biogen, Inc., a biotechnology company, and was responsible for the development and execution of the launch marketing plan for AVONEX, a product for multiple sclerosis. Mr. Stejbach then rejoined Merck in 1997 and over the following 11 years held numerous senior leadership positions including Senior Director roles in market development, specialty sales, marketing, and investor relations. Mr. Stejbach received his MBA from The Wharton School, University of Pennsylvania, and a BS in mathematics from Virginia Tech.

Key Employees

Andy Constable has served as our Senior Director, IT and Engineering Systems since July of 2005 and is responsible for providing engineering, validation, and IT management and support for all enterprise and infrastructure systems.  He has more than 35 years of experience in engineering and information technology, 25 of which have been in the pharmaceutical industry, in the design and operations of pharmaceutical and biotech manufacturing. Mr. Constable joined us from Wyeth, where he was Principal Engineer and the lead technical project manager for substantial global green field and plant expansions including Grange Castle in Dublin, Ireland. Prior to Wyeth, Mr. Constable worked for design-build engineering companies and other pharmaceutical companies providing automation and information technology expertise with a focus on large scale manufacturing execution systems. Mr. Constable graduated from Widener College with a BS in Electrical Engineering, has a Masters of Engineering in Computer Science from Penn State, and is a registered professional engineer.

Deepak Jain, PhD, has served as our Senior Vice President, Bioprocess Research and Development since October 2010 prior to which time he served as our Vice President, Bioprocess Research and Development from November 2004 to October 2010. Dr. Jain brings over 27 years of experience in biotechnology, tissue engineering and regenerative medicine bioprocess research and development and cGMP manufacturing of biologics, devices and combination products. Prior to joining us, Dr. Jain served as a full-time consultant to Baxter, a healthcare company, and he was responsible for the design and start-up of a commercial manufacturing facility for manufacture of a recombinant protein from 2002 to 2004. Dr. Jain also held the position of Executive Director Process Development/Manufacturing Technical Support at Advanced Tissue Sciences, a leading tissue-engineering company engaged in the development of human-based tissue products, and developed commercial scale manufacturing bioprocesses for tissue engineered products from 1997 to 2002. Dr. Jain held positions of increasing technical and management responsibility at Johnson & Johnson from 1991 to 1997 and Merck from 1982 to 1991. Dr. Jain has served as Chairman of the American Society for Testing and Materials Task Group on Preservation of Cells and Tissue Engineered Medical Product’s with Cells, is the current Chairman of the USP Tissue and Tissue-based Products Ad hoc Advisory Panel and a member of the USP Biologics and Biotechnology Cell, Gene and Tissue Therapy Expert Committee. Dr. Jain received a M. Tech and PhD in Biochemical Engineering from the Indian Institute of Technology in Delhi, India.

Jason Krentz has served as our Executive Director, Technical Operations since July 2009 and, prior to such time, he served as our Senior Director of Manufacturing from August 2008 to July 2009. Mr. Krentz brings over 15 years of operations leadership and process engineering experience to our company. Since joining us in 2007 as Director of Manufacturing, Mr. Krentz led completion of the commercial manufacturing center in East Norriton, PA and is responsible for operation and maintenance of all of our facilities. Prior to joining us, Mr. Krentz was employed at Johnson & Johnson, a large multi-national pharmaceutical, medical devices and consumer packaged goods manufacturer, within the Global Biologics Supply Chain organization as Associate Director of Cell Culture Operations from May 2005 to May 2007 and was responsible for upstream manufacturing of REMICADE, a monoclonal antibody indicated for treatment of numerous inflammatory disorders. From February 2004 to May 2005, Mr. Krentz served as an Operations Excellence (Lean Six Sigma) Specialist at Johnson & Johnson within the Global Biologics Supply Chain. While at Johnson & Johnson, Mr. Krentz worked throughout the supply chain organization on the REMICADE process and implemented process applications to increase production efficiency and reduce costs. He also completed certification as a Six Sigma Black Belt while leading and training process improvement teams within the manufacturing, logistics, and quality organizations. Prior to his work at Johnson & Johnson, Mr. Krentz held various engineering roles at Lucent Technologies, a technology company, and was a Submarine Officer in the U.S. Navy. Mr. Krentz received a BS in Materials Science and Engineering from the University of Michigan and an MBA from Saint Joseph’s University.

Joseph W. La Barge, Esq. has served as our General Counsel, Vice President and Secretary since October 2010.  Prior to such time, Mr. La Barge served as our Executive Director, Corporate Counsel and Secretary from June 2009 to October 2010, and as our Associate General Counsel from November 2006 to June 2009.

Prior to joining Tengion, Mr. La Barge was Assistant Vice President, Assistant General Counsel and Assistant Secretary at PMA Capital Corporation, a holding company whose operating subsidiaries provide specialized risk management solutions and services to customers in the United States, from October 2004 to November 2006. Mr. La Barge was an associate at Ballard Spahr, LLP from 1999 to 2004. Mr. La Barge received a BA from Bucknell University and a JD from Temple University.

Drew Sansone, MS, has served as our Executive Director, Regulatory Affairs since January 2006. Prior to joining us, from May 2002 to December 2005, Mr. Sansone led regulatory operations and regulatory affairs at Vicuron Pharmaceuticals, a biopharmaceutical company, until it was acquired by Pfizer, a large multi-national pharmaceutical company. Mr. Sansone eventually managed and led all of Vicuron’s FDA submissions and international regulatory submissions. From 1995 to 2002, Mr. Sansone held various roles in the Regulatory Affairs department at AstraZeneca, an international pharmaceutical company. Mr. Sansone received a BA from Siena College and an MS in Regulatory Affairs and Quality Assurance from the Temple University School of Pharmacy.

Non-Employee Directors

David I. Scheer is one of our co-founders and has served as a director and as Chairman of our board of directors since July 2003.  Since 1981, Mr. Scheer has served as President of Scheer & Company, Inc., a company that provides venture capital, corporate strategy, and transactional advisory services focused on the life sciences.  Mr. Scheer was involved in the founding and had been a member of the Boards of Directors of ViroPharma, Inc., OraPharma, Inc. (acquired by Johnson and Johnson in 2003), and Esperion Therapeutics, Inc. (acquired by Pfizer in 2004).  He currently serves as the chairman of the board of directors of Achillion Pharmaceuticals, Inc. and Aegerion Pharmaceuticals, Inc., both publicly traded biotechnology companies.   From 1991 through 1999, he was affiliated with the health care investing team at Oak Investment Partners.  Mr. Scheer has also led or played a significant role in a series of transactions involving corporate alliances, licensing arrangements, divestments, acquisitions and mergers in the life sciences.  He has served as a member of the Leadership Council of the Harvard School of Public Health, and as a member of the Advisory Committee to the Harvard Malaria Initiative.  He has helped to launch, and currently serves as Chair of “The Unfinished Agenda in Infectious Diseases,” an initiative at the Harvard School of Public Health focusing on neglected diseases.  He has also been a member of the Board of Trustees, and most recently Vice-Chair for the Long Wharf Theatre, in New Haven, CT.  In 2007, he was awarded the Atlas Award for Venture Capital from the Connecticut Union for Research Excellence (CURE, of which he also serves as a member of the Board), and in 2009, he received the Venture Capital Leadership Award form the Connecticut Venture Group.  He received his A.B. cum laude from Harvard College, and an M.S. from Yale University.  Because of his strong background of service on the boards of numerous life sciences industry companies and his involvement in capital raising and strategic transactions in our industry, we believe that Mr. Scheer provides a unique perspective and useful insight to our board as we review our growth strategy and strategic initiatives.

Carl-Johan Dalsgaard, MD, PhD, has served as a director of our company since August 2004. Dr. Dalsgaard has also been a member of HealthCap IV GP SA, L.L.C. (“HCSA”) and HealthCap IV GP AB, L.L.C. (“HCAB” and, collectively with HCSA, “HealthCap”), a venture capital fund that invests globally in pharmaceutical, biotechnology and medical technology companies from June 2000 to the present and serves as Chief Executive Officer of certain companies in which HealthCap has invested. He received an MD from the Karolinska Institute in Sweden, and a PhD in neurobiology and post-doctoral experience from Harvard Medical School. Dr. Dalsgaard has fulfilled specialist training for a board certificate in plastic and reconstructive surgery at Karolinska Hospital. Dr. Dalsgaard brings to the board significant experience as an executive of a financial services company that focuses on our industry.

Brenda D. Gavin, DVM, has served as a director of our company since June 2006. She was a founding partner of Quaker BioVentures, a venture capital firm that invests in life science companies, and has been a partner at Quaker BioVentures from 2003 to the present. Dr. Gavin received her BS from Baylor University, DVM from the University of Missouri and an MBA from the University of Texas, San Antonio. Dr. Gavin brings to the board substantial experience in our industry having served on the board of directors of more than 20 biopharmaceutical and life sciences companies, including their audit, compensation and corporate governance committees. She is also familiar with and has designed complex capital structures.

Richard E. Kuntz, M.D., M.Sc. has served as a director of our company since October 2010.  Dr. Kuntz has served as the Senior Vice President and Chief Scientific, Clinical and Regulatory Officer of Medtronic, Inc. since August 2009, prior to which time he served as the Senior Vice President and President, Neuromodulation from October 2005 to August 2009.  In his current role, role Dr. Kuntz oversees Medtronic's global regulatory affairs, health policy and reimbursement, clinical research activities, ventures and new therapies, strategy and innovation, corporate development, and acquisitions, integrations and divestitures functions. Dr. Kuntz brings a broad background and expertise in many different areas of healthcare. Prior to Medtronic, he was the Founder and Chief Scientific Officer of the Harvard Clinical Research Institute (HCRI), a university-based contract research organization which coordinates National Institutes of Health (NIH) and industry clinical trials with the United States Food and Drug Administration (FDA). Dr. Kuntz has directed over 100 multicenter clinical trials and has authored more than 200 original publications.  Dr. Kuntz also served as Associate Professor of Medicine at Harvard Medical School, Chief of the Division of Clinical Biometrics, and an interventional cardiologist in the division of cardiovascular diseases at the Brigham and Women's Hospital in Boston, MA. Dr. Kuntz graduated from Miami University and received his medical degree from Case Western Reserve University School of Medicine. He completed his residency in internal medicine at the University of Texas Southwestern Medical School, and then completed fellowships in cardiovascular diseases and interventional cardiology at the Beth Israel Hospital and Harvard Medical School, Boston. Dr. Kuntz received his master's of science in biostatistics from the Harvard School of Public Health.  Dr. Kuntz brings to the board substantial experience in our industry having served in an executive capacity with a large multinational medical device company.

Gary J. Kurtzman, MD, has served as a director of our company since October 2008. Since January 2011, he has served as a Senior Vice President and Managing Director in the Life Sciences Group at Safeguard Scientifics, Inc., prior to which time he served as a Vice President and Managing Director in the same group from June 2006 to January 2011.  Safeguard Scientifics, Inc. is a provider of growth capital for entrepreneurial and innovative life sciences and technology companies that is publicly traded on the New York Stock Exchange.  Dr. Kurtzman is responsible for identifying and partnering with companies focused on molecular diagnostics, medical devices, regenerative medicine and specialty pharmaceuticals services. As part of Safeguard’s Life Sciences Group, Dr. Kurtzman brings more than 19 years of experience in operations and investments. From July 2002 to June 2006, Dr. Kurtzman served as Managing Director and Chief Operating Officer of BioAdvance, a state initiative committed to funding early stage life science companies. Prior to July 2002, Dr. Kurtzman held various positions at Pluvita Corporation, Genovo, Inc., Avigen, Inc., and Gilead Sciences, Inc. Dr. Kurtzman currently serves on the board of directors for Safeguard Scientifics’ partner companies: Advanced BioHealing, Alverix, Garnet Biotherapeutics, Good Start Genetics, Pixel Optics and NuPathe, Inc., a publicly traded company. Dr. Kurtzman is currently a lecturer in Health Care Management at The Wharton School of the University of Pennsylvania where he teaches bioentrepreneurship. Dr. Kurtzman received a BS from Stanford University and an MD from Washington University and completed post-doctoral training at the National Heart, Lung and Blood Institute and Stanford University. He is a board-certified internist with a hematology sub-specialty. We believe Dr. Kurtzman’s strong background of service on the boards of numerous biomedical companies and his position as a managing director in an organization that provides capital to biomedical companies, including companies developing and selling regenerative medicine products, make him a valuable member of our board of directors who will assist in the development of our growth strategy and business plans.

Lorin J. Randall has served as a director of our company since February 2008. Mr. Randall, has been an independent financial consultant since May 2006. Previously, Mr. Randall was Senior Vice President and Chief Financial Officer of Eximias Pharmaceutical Corporation, a development-stage drug development company, from December 2004 to May 2006. From 2002 to 2004, Mr. Randall served as the Senior Vice President and Chief Financial Officer of i-STAT Corporation, a publicly-traded manufacturer of medical diagnostic devices that was acquired by Abbott Laboratories in 2004. He currently serves on the boards of directors of Nanosphere, Inc., Athersys, Inc. and Acorda Therapeutics, Inc. Mr. Randall served on the board of directors of Opexa Therapeutics, Inc., a publicly-traded cellular therapy company, from 2007 to 2009. Mr. Randall received a BS in accounting from The Pennsylvania State University and an MBA from Northeastern University. Because of his strong background in the life sciences industry and his prior experience as Chief Financial Officer of i-STAT Corporation and four other public and privately-held companies, we believe that Mr. Randall is able to provide valuable input into our strategic and financial affairs, as well as other matters. In addition, Mr. Randall’s public CFO assignments at CFM Technologies, Inc. and Greenwich Pharmaceuticals Corporation benefit our board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting.  The code of business conduct and ethics is available on our website at www.tengion.com.  Any amendments to the code, or waivers of its requirements, will be disclosed on our website.

Audit Committee

Our board of directors has established a standing audit committee. The members of our audit committee are Lorin J. Randall, chair, Gary J. Kurtzman, MD and David I. Scheer. Our board has determined that all of the members of the audit committee are independent as defined under the NASDAQ Marketplace rules and the independence requirements of Rule 10A-3 under the Exchange Act.

Audit Committee Financial Expert

Our board of directors has determined that Lorin J. Randall is an “audit committee financial expert” as defined in applicable SEC rules.

ITEM 11.    Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

The primary objective of our executive compensation program, as established by the compensation committee of our board of directors, is to attract, retain and motivate individuals who possess knowledge, experience and skill that we believe are important to the advancement of our business of developing and commercializing neo-organs. Our compensation programs also seek to create an environment that fosters and rewards executive officers who efficiently deliver consistent results to advance our business objectives, on time and on budget, while exhibiting the following behaviors: emulate our core values; strive for and achieve excellence in our pursuit of bringing innovative products to patients in need; and maintain the highest ethical standards.

The compensation committee of our board of directors oversees our compensation and benefit plans and policies, administers our equity incentive plans, and reviews and approves annually all compensation decisions relating to all executive officers. Specifically, our compensation programs are designed to:

•	attract and retain individuals of superior ability and managerial talent;

•	ensure executive officer compensation is aligned with our corporate strategies, our business objectives and the long-term interests of our stockholders; and

•
increase the incentive to achieve key strategic and financial performance measures by linking incentive award opportunities to the achievement of performance goals in these areas and by providing a portion of total compensation opportunities for executive officers in the form of direct ownership in our company.

To achieve these objectives, we seek to provide a competitive compensation package that ties a substantial portion of the executive’s overall compensation to both our corporate objectives, including clinical, regulatory, commercial and operational performance, and the executive’s individual performance. Base salary increases and performance bonuses are primarily tied to these corporate and individual objectives, while equity awards are primarily tied to promoting long-term employee retention.

Corporate Objectives

Corporate objectives for each fiscal year are established during the fourth quarter of the preceding year or the first quarter of the year and are the basis for determining corporate performance for the year. The key strategic corporate, financial and operational goals that are established by our compensation committee include:

•	clinical trial progress;

•	preclinical product candidate development;

•	establishment of quality assurance and manufacturing infrastructure;

•	continued intellectual property development; and

•	implementation of appropriate financing and business development strategies.

Individual Objectives

Individual objectives also are established for each executive officer, other than the chief executive officer, by the chief executive officer at approximately the same time as the corporate objectives are established. Our chief executive officer does not have separate individual performance objectives.  Rather, Dr. Nichtberger’s objectives are generally the same as the corporate objectives, with strong consideration given to how, within the compensation committee’s and board’s opinion, Dr. Nichtberger’s leadership impacted our ability to achieve our objectives. These objectives represent significant milestones to be met by each executive, along with, in certain circumstances, dates for achieving those milestones. Factors are identified and specified that will be used to measure success in reaching the goal or objective. Objectives are established based on the executive’s principal areas of responsibility. For example, our scientific executives  have measurable objectives established for areas such as key research or scientific milestones and our clinical executives will be measured by clinical trial progress. Our compensation committee also retains the discretion to consider an executive’s accomplishments other than enumerated objectives when evaluating an executive’s performance.

Evaluations

Toward the end of each fiscal year, the compensation committee begins its assessment of individual and corporate performance against stated goals for the year. When discussing performance evaluations and setting new compensation levels, the compensation committee considers recommendations from Dr. Nichtberger, our chief executive officer, regarding the compensation for executive officers other than himself. Dr. Nichtberger does not participate in determining the amount of his own compensation. With the exception of our chief executive officer, the compensation committee has the final authority regarding the overall compensation structure for the executive officers. In the case of Dr. Nichtberger, the compensation committee evaluates Dr. Nichtberger’s performance, with significant input and recommendations from the chairman of the board of directors, and recommends compensation levels to the board of directors.

The compensation committee evaluates individual executive performance with the goal of setting target compensation at levels the committee believes are competitive and in a range determined using data from  companies of similar size and stage of development operating in the biotechnology industry, taking into account the executive’s prior experience, our relative performance and our own strategic goals. In order to ensure that we continue to remunerate our executives appropriately and consistently with market information, we participate in, and review data from, certain compensation surveys, and may confer with outside compensation consultants.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executive officers are generally established based on the scope of their responsibilities and the amount and type of work experience prior to joining us, taking into account competitive market compensation paid by other companies for similar positions. As with total executive compensation, we believe that our executive officer base salaries should be competitive and in a range based upon salaries for executives in similar positions and with similar responsibilities in comparable biotechnology companies. Base salaries may be adjusted from time to time during the year in connection with promotions that may occur or in order to adjust a named executive officer’s salary in light of market conditions. In January 2010, prior to our initial public offering, we engaged Radford to conduct a competitive assessment of compensation for selected executive positions and key employees with respect to base salary, actual total cash compensation, target total cash compensation, and equity compensation. As part of this analysis, Radford, with input from us and our compensation committee, compiled what we consider to be our peer group for comparative purposes. Radford also compared our executive equity ownership to market data from the Radford Global Life Sciences Pre-IPO Report, the Dow Jones Venture Capital CompensationPro Database and the Radford Global Life Sciences Report, three confidential survey sources. Radford’s assessment of executive compensation showed generally that total cash compensation of our named executive officers was between the 25th and 50th percentile of the market data, and that the equity holdings of our named executive officers was between the 50th and 75th percentile of the market data. The results of Radford’s assessment were presented to the compensation committee in February 2010 and resulted in selected adjustments to certain named executive officer’s base salaries, target bonus levels and equity ownership. Additionally, the data from these analyses may be taken into consideration when making future compensation decisions but will not be used to mandate any specific actions.

Our peer group, which we identified in March 2010, is composed of the U.S. based, publicly-traded companies in the pharmaceutical, biotechnology and life sciences industries listed below.  At the time of selecting this peer group, these companies had little to no revenue, an average market capitalization of $100.7 million, less than 150 employees and product candidates in Phase I and/or Phase II clinical trials:

•	Achillion Pharmaceuticals, Inc.
•	Anadys Pharmaceuticals
•	ArQule
•	Arrowhead Research Corporation
•	Athersys, Inc.
•	AVI BioPharma
•	Capstone Therapeutics
•	Celldex Therapeutics
•	Cytokinetics
•	CytRx Corp.
•	EntreMed
•	Icagen
•	Insmed
•	Keryx
•	Molecular Insight Pharmaceuticals
•	Neurocrine Biosciences
•	Oncogenex Pharmaceuticals
•	Peregrine Pharmaceuticals
•	SuperGen

In general, base salaries are reviewed annually and adjusted based on market levels and individual performance, generally increasing between zero and seven percent each year. For the 2011 fiscal year, the compensation committee approved the base salary increases for our named executive officers in the range of three to four percent as set forth in the following below:

Annual Base Salary

Named Executive Officer	2010 Actual Base Salary	2011 Approved Base Salary(1)	2011 Percentage Increase

Steven Nichtberger, MD	$403,650	$419,796	4.0%
A. Brian Davis	$285,000	$293,550	3.0%
Timothy Bertram, PhD, DVM	$304,974	$317,173	4.0%
Sunita Sheth, MD	$300,000	$309,000	3.0%
Mark Stejbach	$283,250	$293,164	3.5%
_______________________________
(1)	We set our annual salary increases effective as of February 1 of each year.

Annual Performance Bonus.    The compensation committee has the authority to award annual performance bonuses to our executive officers. Bonuses are determined by two factors: individual performance and company performance.  Annual performance bonuses for executive officers (excluding the Chief Executive Officer), which were paid in March 2011, were established by weighting company performance 75% and individual performance 25%.  The annual performance bonus paid to the Chief Executive Officer in March

2011 was weighted 100% on company performance.  Each of our executive officers is eligible to receive an annual performance bonus based upon a targeted percentage of base salary.  The targeted bonus level for a particular executive is determined by the executive officer’s title, with each level differentiated as follows:

Name and Title	2010 Targeted Bonus % of Base Salary	2011 Targeted Bonus % of Base Salary
Steven Nichtberger, M.D., President and CEO	50%	50%
A. Brian Davis, Chief Financial Officer and Vice President, Finance	35%	35%
Tim Bertram, Chief Scientific Officer and Executive Vice President, Science and Technology	35%	35%
Sunita Sheth, Chief Medical Officer and Vice President, Clinical and Regulatory Affairs	35%	35%
Mark Stejbach, Chief Commercial Officer and Vice President	35%	35%

Our executive officers’ annual performance bonus is generally determined based on our achievement of our annual company objectives and the executive officers’ achievement of individual objectives. If the company and/or the executive officer exceeds the objectives established at the beginning of the year, or if the company’s performance or the performance of the executive officer, whether through achievement of pre-established objectives or other significant accomplishments, is extraordinary, then the bonus payable to the executive officer could exceed the targeted percentages of base salary. Generally, if an executive officer’s performance does not meet objectives established for the year and the executive fails to achieve other significant accomplishments, then the bonus payable to the executive officer will not meet the targeted percentages. In addition, if the company objectives are not met, the amount of bonus paid to our executives can be substantially reduced or not paid at all.

The performance objectives are generally objectively determinable and measurable and their outcomes are substantially uncertain at the time established. When we set the 2010 goals, we considered them to be ambitious, but attainable and designed to cause bonus payments to reflect meaningful performance requirements. The compensation committee authorizes bonuses to the executive officers, other than the chief executive officer, in amounts that are commensurate with each executive officer’s target bonus and the result achieved by the end of the year. At the close of the performance period, our chief executive officer assesses the achievement of the objectively determinable targets of the executive officers (other than himself), reports his findings to the compensation committee and submits recommendations for bonus payouts for the approval of the compensation committee. The compensation committee reviews our chief executive officer’s analysis and in its sole discretion may accept or deny, in whole or in part, the recommendations of Dr. Nichtberger.  For our chief executive officer, our compensation committee assesses the achievement of the objectively determinable performance targets and reports its findings and bonus recommendations to our board of directors. In its sole discretion, the board of directors may accept or deny, in whole or in part, the bonus recommendations of our compensation committee. For 2010, our compensation committee reviewed and accepted Dr. Nichtberger’s bonus recommendations regarding our executive officers and our board of directors reviewed and accepted our compensation committee’s bonus recommendations with respect to Dr. Nichtberger.

In 2010, the following company objectives were established:

•	assess interim data of our Neo-Urinary Conduit on initial patients enrolled in our Phase I trial;

•	continued assessment of Neo-Bladder Augment development strategy;

•	further clarify lead Neo-Kidney Augment product candidate in preclinical studies;

•	complete the initial preclinical study of Neo-GI product candidate; and

•	achieve the foregoing objectives within company approved budget.

In January 2011, the compensation committee approved the funding of the 2010 bonus pool at 90%, due to the fact that the company objective to conduct interim assessments on the initial Neo-Urinary Conduit patients having was not fully met. Our compensation committee determined that the other company objectives were met and also determined that the individual objectives of our executive officers were substantially met.

The compensation committee also determined that our executive officers had achieved certain important objectives that had not previously been identified as part of the 2010 annual objective process.  These other important objectives included successfully completing our initial public offering in April 2010 and securing agreement from the FDA to allow us to expand the number of sites and number of patients in our Neo-Urinary Conduit clinical trial if we so choose.  As a result of the achievement of these objectives, our compensation committee approved the payment of the unallocated ten percent of the 2010 bonus pool to our executive officers and our other employees.

The compensation committee applied a comprehensive assessment of each of our named executive officers’ performance relative to their pre-established individual performance objectives and also took into consideration for each named executive officer, his or her other accomplishments during 2010 including specifically, those identified above.  With regard to Dr. Bertram and Mr. Stejbach, Dr. Nichtberger recommended and the committee agreed that the accomplishments identified above warranted a 125% payout on each of their respective individual performance targets.  We believe that the 2010 bonus payouts for the executive officers accurately reflect and properly reward such executives for the progress and accomplishments, including achievement of the 2010 annual objectives and other the important company objectives enumerated above that had not been identified at the time performance targets were established.

In 2010, the business objectives, potential awards, results and actual payouts, which were paid in March 2011, were as follows in the table below.  With respect to Dr. Nichtberger, the compensation committee recommended and the full board of directors, without Dr. Nichtberger’s participation, approved the 2010 annual performance payout set forth in the table below.  With respect to all other executive officers, Dr. Nichtberger recommended, and the compensation committee approved, the 2010 annual performance payouts for each such executive officer set forth in the table below.

Name and Title	Individual Performance Objectives	Target (% of Base Salary)	% of Company Target Achieved	% of Individual Target Achieved	Payout ($)
Steven Nichtberger, MD President and Chief Executive Officer	Aside from leading the management team, Dr. Nichtberger’s objectives were identical to the Company objectives.	50%	90%	__	$201,825(1)

A. Brian Davis Chief Financial Officer and Vice President, Finance	Lead equity financing strategies in 2010; explore non-dilutive financing alternatives; managing company’s resources and budget; lead effort to further develop financial controls and disclosure controls and procedures.	35%	90%	90%	$37,406(2)

Timothy Bertram, DVM, PhD Chief Scientific Officer and Executive Vice President, Science and Technology	Support Neo-Urinary Conduit clinical trial; support Neo-Bladder Augment development strategy; complete certain Neo-Kidney Augment initial preclinical studies; evaluate technology platform for Neo-GI Augment; lead scientific publication strategy.	35%	90%	125%	$105,407

Sunita Sheth, MD Chief Medical Officer and Vice President, Clinical and Regulatory Affairs	Implement Neo-Urinary Conduit clinical trial; support regulatory interaction regarding Neo-Urinary Conduit; develop preliminary clinical development plan for Neo-Kidney Augment; develop Neo-Bladder Augment communication plan.	35%	90%	90%	$47,250(3)

Mark Stejbach Chief Commercial Officer and Vice President	Lead business development and seek to partner our development programs; lead commercial evaluation of product opportunities and markets; lead external communications across stakeholders; lead and support human resource processes and infrastructure; manage information technology processes and infrastructure.	35%	90%	125%	$97,898
________________________________

(1)
Dr. Nichtberger annual performance bonus reflects a 90% bonus pool rating and the payment of an additional $20,182.50 at the discretion of the compensation committee for achievement of the additional objectives discussed above, which additional objectives were deemed to have added value to the company but which were outside of the identified 2010 performance objectives.

(2)	Mr. Davis’s annual performance bonus was prorated to reflect a partial year of service from his commencement of employment on August 1, 2010.
(3)	Dr. Sheth’s annual performance bonus was prorated to reflect a partial year of service from her commencement of employment on July 6, 2010.

In January 2011, the following company objectives for 2011 were established:

•	achieve initial interim clinical follow-up on five patients in Neo-Urinary Conduit clinical trial;

•	clarify path to clinical trials for Neo-Kidney Augment development program;

•	evaluate alternative regulatory pathways for Neo-Kidney Augment development program; and

•	achieve the foregoing objectives within company approved budget.

In addition to the 2011 company objectives identified above, for which each of our named executive officers is directly responsible, the individual performance objectives for each of our named executive officers are as follows:

Name and Title	Individual Performance Objectives
Steven Nichtberger, MD President and Chief Executive Officer	Lead management team; all other individual objectives are identical to the company objectives.
A. Brian Davis Chief Financial Officer and Vice President, Finance
Lead financing strategies in 2011; collaborate with business development to explore non-dilutive financing alternatives; manage company’s resources and budget; lead effort to further develop financial controls and disclosure controls and procedures.

Timothy Bertram, DVM, PhD Chief Scientific Officer and Executive Vice President, Science and Technology
Lead scientific exploration of regenerative technology platform; lead Neo-Urinary Conduit clinical trial product production; lead scientific effort to clarify MOA for Neo-Kidney Augment; lead scientific publication strategy; support clinical trials for Neo-Kidney Augment and exploration of clinical trial pathways for Neo-Kidney Augment.

Sunita Sheth, MD Chief Medical Officer and Vice President, Clinical and Regulatory Affairs
Obtain initial interim assessment on five patients in Neo-Urinary Conduit clinical trial; lead clinical/regulatory aspects of clarifying path to clinical trials for Neo-Kidney Augment and support exploration of clinical trials for Neo-Kidney Augment.

Mark Stejbach Chief Commercial Officer and Vice President
Lead business development and seek to partner our development programs; lead commercial evaluation of product opportunities and markets; lead external communications across stakeholders; lead and support human resource processes and infrastructure; manage information technology processes and infrastructure.

Long-Term Incentive Program.    We believe that long-term performance will be enhanced through stock and equity awards that reward our executives for maximizing stockholder value over time and that align the interests of our employees and management with those of stockholders. The compensation committee believes that the use of equity awards offers the best approach to achieving our compensation goals because equity ownership ties a significant portion of an executive’s compensation to the performance of our stock. We have historically elected to use stock options and, to a more limited degree, restricted stock, as the primary long-term equity incentive vehicle.

We expect to continue to use stock options as one component of a long-term incentive vehicle because we believe that:

•	Stock options and the vesting period of stock options attract and retain executives.

•
Stock options are inherently performance based. Because all the value received by the recipient of a stock option is based on the growth of the stock price, stock options enhance the executives’ incentive to increase our stock price and maximize stockholder value.

•
Stock options help to provide a balance to the overall executive compensation program as base salary and our annual performance bonus program focus on short-term compensation, while stock options reward executives for increases in stockholder value over the longer term.

Stock Options.  Our 2010 Stock Option and Incentive Plan, or the 2010 Stock Plan, authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants. Our board of directors has delegated oversight of the administration of our stock option plans to our compensation committee. The compensation committee has adopted policies and procedures regarding the granting of options and, subject to those policies and procedures, also has delegated to the president and chief executive officer the authority and power to grant stock options to non-executive officer employees and consultants.

Stock option grants are made at the commencement of employment and typically annually in connection with the achievement of corporate and personal objectives. Additionally, stock option grants may be made in connection with special recognition of a particularly important corporate accomplishment in which the executive played an important role and following a significant change in job responsibilities or to meet other special retention objectives. Our compensation committee considers and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations.

The exercise price of options is the fair market value of our common stock as determined by our compensation committee on the date of grant. Our stock options typically vest over a four-year period with 25% vesting 12 months after the vesting commencement date and the remainder vesting ratably each quarter thereafter over a three-year period, subject to continued employment or association with us.  Our stock options generally expire ten years after the date of grant. Incentive stock options also include certain other terms necessary to assure compliance with the applicable provision of the Internal Revenue Code.

During 2010, our compensation committee made stock option awards to each of our named executive officers.  In April 2010, our compensation committee awarded Dr. Bertram options to purchase 65,000 shares of our common stock to bring his overall equity holdings more in line with the comparable benchmark data obtained in connection with the work performed by Radford in January 2010.  In July and August, 2010, our compensation committee awarded each of Dr. Sheth and Mr. Davis stock option awards to purchase 66,000 shares of common stock. These awards were issued in connection with the commencement of their employment with us.  In October 2010, our compensation committee approved an option grant to purchase 25,000 shares of common stock to Mr. Stejbach and an option grant to purchase 30,000 shares of common stock to Dr. Bertram.  Additionally, our compensation committee recommended and our full board of directors, without Dr. Nichtberger’s participation, approved an option grant to purchase 150,000 shares of common stock to Dr. Nichtberger.  In the case of Mr. Stejbach and Dr. Nichtberger, these option grants were made for the purpose of bringing each of these executive’s equity compensation more in line with benchmark data.  With respect to Dr. Bertram, this option grant was in connection with his promotion to Chief Scientific Officer and Executive Vice President, Science and Technology.

Restricted Stock.  Our 2010 Incentive Plan authorizes us to grant restricted stock. While historically we have issued a limited number of shares of restricted stock, we may choose in the future to issue restricted stock to our executive officers in order to implement the long-term incentive goals of the compensation committee.  Prior to 2004, we granted restricted stock pursuant to certain restricted stock purchase agreements between the named executive officer receiving the restricted stock and us. To date, we have granted 127,629 shares of restricted stock to Dr. Nichtberger and 21,056 shares of restricted stock to Dr. Bertram. A majority of these shares of restricted stock were issued in connection with each executive officer’s commencement of employment.

Severance and Change in Control Benefits.    As more fully described in the section entitled “Potential Payments Upon Termination or Change in Control,” we have entered into offer letters with our named executive officers that provide for certain payments and benefits upon a qualifying termination of employment or a change in control, including salary and benefits continuation, payment of pro-rata bonuses and acceleration of certain unvested equity awards.  Consistent with our compensation philosophy, we may explore other benefits related to potential change-in-control or termination events to ensure the interests of our executive officers are aligned with the interests of our stockholders.

Other Compensation.  We maintain broad-based benefits and perquisites that are available to all eligible employees, including health insurance, life and disability insurance, dental insurance, vision insurance, flexible spending accounts and a 401(k) plan. Additionally, under certain circumstances, we will use cash sign-on bonuses as an incentive for individuals to join our team. These bonuses are awarded on a case-by-case basis and are typically offered to off-set compensation that was forfeited upon termination of prior employment, to assist with relocation expenses or to off-set a variance in total compensation from the individual’s employment prior to joining us. Consistent with our compensation philosophy, we intend to continue to maintain these benefits for our executive officers; however, our compensation committee in its discretion may revise, amend or add to the officer’s benefits if it deems it advisable.

Relationship of Elements of Compensation.  Our compensation structure is primarily weighted toward three of the elements discussed: base salary, annual performance bonus and stock options. We utilize stock options as a substantial component of compensation because we currently have no revenue or earnings and expect this to be the case for the foreseeable future. Our mix of cash and non-cash compensation balances our need to limit cash expenditures with the expectations of those we hope to recruit and retain as employees. In the future, we may adjust the mix of cash and non-cash compensation if required by competitive market conditions for attracting and retaining skilled personnel.

We manage the expected impact of salary increases and performance bonuses by requiring that the size of such salary increases and bonuses be tied to the attainment of corporate and individual objectives. For example, the size of each executive’s bonus (other than the chief executive officer) is determined not only by individual performance, but also by whether we have met corporate objectives.

We view the award of stock options as a primary long-term retention benefit. We make the award of stock options a significant component of total compensation and also tie the earning of these awards to long-term vesting schedules, generally four years. If an employee leaves our employ before the completion of the vesting period, then that employee would not receive any benefit from the non-vested portion of his award. We believe this feature makes it more attractive to remain as our employee and these arrangements do not require substantial cash payments by us.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1.0 million paid to our chief executive officer and our four other most highly paid executive officers. Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our board of directors may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.

Report of the Compensation Committee

We, the Compensation Committee of the Board of Directors of Tengion, Inc., have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on our review and discussions, we recommend to the board of directors that the “Compensation Discussion and Analysis” set forth above be included in this Form 10-K/A.

By the Compensation Committee of the Board of Directors:

Gary J. Kurtzman, MD, Committee Chair
Richard Kuntz, MD
Lorin J. Randall

SUMMARY COMPENSATION TABLE 2010

The following table shows the total compensation accrued for fiscal 2010 and 2009 for our Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards(2)	Non-Equity Incentive Plan Compensation (1)	All Other Compensation		Total

Steven Nichtberger, MD	2010	$401,375	$—	$276,000	$201,825	$12,620	(3)	$891,820
President and Chief Executive Officer	2009	$390,000	$—	$13,099	$81,900	$13,613	(3)	$498,612

A. Brian Davis Chief Financial Officer and Vice President, Finance	2010	$118,750	$—	$153,120	$37,406	$10	(4)	$309,286

Linda B. Hearne(5)	2010	$142,710	$—	$—	$—	$16	(4)	$142,726
Former Vice President, Finance and Principal Financial Officer	2009	$192,519	$—	$15,426	$29,400	$13	(4)	$237,358

Timothy Bertram, DVM, PhD	2010	$303,019	$—	$264,371	$105,407	$107	(4)	$672,904
Chief Scientific Officer and Executive Vice President, Science and Technology	2009	$293,244	$—	$12,744	$46,919	$45	(4)	$352,952

Sunita Sheth, MD Chief Medical Officer and Vice President, Clinical and Regulatory Affairs	2010	$111,932	$—	$170,280	$47,250	$24	(4)	$329,486

Mark Stejbach	2010	$280,500	$—	$46,000	$97,898	$35	(4)	$424,433
Chief Commercial Officer and Vice President	2009	$263,974	$25,000(6)	$11,414	$38,500	$27	(4)	$338,915
_______________________________

(1)
Amounts shown in “Non-Equity Incentive Compensation” column reflect the annual incentive award granted and earned during fiscal 2009 and 2010, which were paid in fiscal year 2010 and 2011, respectively. These annual awards are described in further detail under “Compensation Discussion and Analysis for Named Executive Officers – Annual Cash Incentive Compensation”.

(2)
Calculated in accordance with current accounting standards for stock-based compensation without consideration of forfeitures. Valuation assumptions used to determine the fair value of the stock awards are described in Note 10 to our audited financial statements for fiscal 2010, included in our 2010 Form 10-K.

(3)
Dr. Nichtberger’s other compensation includes life and disability insurance of $9,014 and tax reimbursements of $3,606 for fiscal 2010 and disability insurance of $9,013 and tax reimbursements of $4,599 for fiscal 2009.

(4)	All other compensation consists of tax reimbursements.
(5)	Ms. Hearne left our company in August 2010.
(6)
Bonus paid to Mr. Stejbach includes $25,000, which consists of $12,500 payable at six month anniversary of employment and $12,500 payable at twelve month anniversary of employment, as stipulated in Mr. Stejbach’s offer letter.

GRANTS OF PLAN-BASED AWARDS 2010

The following table sets forth information regarding each grant of an award made to each Named Executive Officer during fiscal 2010 under any plan, contract, authorization, or arrangement pursuant to which cash, securities, similar instruments, or other property may be received.

Name and Principal Position	Approval Date	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options(2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards (3)
			Threshold($)	Target($)	Maximum($)

Steven Nichtberger, MD President and Chief Executive Officer		10/18/2010	$ —	$209,898	$ —	150,000	$2.94	$276,000

A. Brian Davis Chief Financial Officer and Vice President, Finance		8/2/2010	$ —	$102,743	$ —	66,000	$3.67	$153,120

Linda B. Hearne Former Vice President, Finance and Principal Financial Officer		—	$ —	$—	$ —	—	$—	$—

Timothy Bertram, DVM,		10/18/2010	$ —	$111,011	$ —	30,000	$2.94	$55,329
PhD Chief Scientific Officer and Executive Vice President, Science and Technology	2/17/2010	4/9/2010	$ —	$—	$ —	65,000	$5.00	$209,042

Sunita Sheth, MD Chief Medical Officer and Vice President, Clinical and Regulatory Affairs	7/1/2010	7/15/2010	$ —	$108,150	$ —	66,000	$4.07	$170,280

Mark Stejbach Chief Commercial Officer and Vice President		10/18/2010	$ —	$102,607	$ —	25,000	$2.94	$46,000
_______________________________

(1)
Reflects target 2011 annual performance bonuses, which amounts, if any, will be paid in the first quarter of 2012.  Target 2011 annual performance bonuses are calculated based upon a percentage of the named executive officer’s 2011 base salary.

(2)	The options have a term of ten years and vest in accordance with the following schedule: 25% of the total number of shares vest on the first anniversary of the grant date and 1/16th of the total number of shares vest on the first day of each quarter following the grant date.

(3)	The amounts reported in this column represent the entire grant date fair value for the aggregate number of options granted to each Named Executive Officer. There can be no assurance that these amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 10 to our audited financial statements for fiscal 2010, included in our 2010 Form 10-K.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2010

The following table sets forth information concerning stock options held on December 31, 2010, the last day of our 2010 fiscal year, for each Named Executive Officer.

Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(1)	Option Expiration Date (2)

Steven Nichtberger, MD	3,879	—	0.44	2/15/2015
President and Chief Executive Officer	13,794	—	0.44	2/27/2016
	15,326	—	0.44	6/23/2016
	28,765	—	0.44	6/23/2016
	9,374	625	0.44	2/27/2017
	3,558	237	0.44	2/27/2017
	25,054	11,388	0.44	12/19/2007
	3,159	1,435	0.44	12/19/2007
	8,891	4,041	0.44	2/7/2018
	593	270	0.44	2/7/2018
	12,142	36,426	0.44	9/28/2019
	—	130,807	2.94	10/18/2020
	—	19,193	2.94	10/18/2020

A. Brian Davis Chief Financial Officer and Vice President, Finance	—	66,000	3.67	08/02/2020

Linda B. Hearne Former Vice President, Finance and Principal Financial Officer	—	—	—	—

Timothy Bertram, DVM, PhD	646	—	0.44	2/15/2015
Chief Scientific Officer and Executive Vice President, Science and Technology	2,715	—	0.44	2/27/2016
	3,319	—	0.44	6/23/2016
	1,035	—	0.44	11/1/2016
	5,173	345	0.44	2/27/2017
	518	172	0.44	10/25/2017
	2,653	1,205	0.44	12/19/2017
	8,727	3,967	0.44	12/19/2017
	3,388	1,540	0.44	2/7/2018
	644	292	0.44	2/7/2018
	11,814	35,441	0.44	9/28/2019
	—	59,240	5.00	4/9/2020
	—	5,760	5.00	4/9/2020
	—	17,151	2.94	10/18/2020
	—	12,849	2.94	10/18/2020

Sunita Sheth, MD Chief Medical Officer and Vice President, Clinical and Regulatory Affairs	—	66,000	4.07	7/15/2020

Mark Stejbach	6,294	4,895	0.44	8/1/2018
Chief Commercial Officer and Vice President	11,164	8,683	0.44	8/1/2018
	10,580	31,740	0.44	9/28/2019
	—	25,000	2.94	10/18/2020
_______________________________

(1)
Options awards made prior to August 26, 2009, were modified to an exercise price of $0.44 per share on August 26, 2009, when our compensation committee approved the repricing of all then outstanding options for active employees at such time.

(2)	These options vest as to 25% on the first anniversary of the date of grant and as to an additional 6.25% at the end of each three-month period thereafter for the following three years.

OPTION EXERCISES 2010

The following table sets forth information concerning stock options exercised during fiscal 2010 for each of the Named Executive Officers.

Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized On Exercise(1)

Steven Nichtberger, MD President and Chief Executive Officer	—	—

A. Brian Davis Chief Financial Officer and Vice President, Finance	—	—

Linda B. Hearne Former Vice President, Finance and Principal Financial Officer	18,170	$35,795

Timothy Bertram, DVM, PhD Chief Scientific Officer and Executive Vice President, Science and Technology	—	—

Sunita Sheth, MD Chief Medical Officer and Vice President, Clinical and Regulatory Affairs	—	—

Mark Stejbach Chief Commercial Officer and Vice President	—	—
_______________________________

(1)
Calculated by multiplying the number of shares acquired on exercise by the difference between the closing price per share of our common stock on the date of exercise and the stock option exercise price per share.

Offer Letters

Steven Nichtberger, MD. On May 25, 2004, we entered into an offer letter with Dr. Nichtberger, our Chief Executive Officer, President and member of the board of directors, providing for his at-will employment, commencing as of April 1, 2004. This offer letter, as amended on December 22, 2008, sets forth the terms and conditions of Dr. Nichtberger’s employment. Dr. Nichtberger’s base salary was originally set at $275,000 per year, subject to annual review and increases based on performance. Dr. Nichtberger was also originally entitled to receive an annual bonus payment of up to 30% of his annual gross salary, as determined by the board in its sole discretion, based on achievement of certain mutually agreed-upon performance milestones. Furthermore, he is eligible to participate in the group benefits program and the board may award Dr. Nichtberger stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive. Pursuant to the offer letter, Dr. Nichtberger was provided with an award of 109,518 shares of restricted common stock. Such shares were subject to repurchase by us, but all shares have since vested in full. Dr. Nichtberger was also granted the right to participate in, and did participate in, a round of bridge financing in an amount of up to $100,000. At any time, in the event Dr. Nichtberger is terminated by us without cause as defined in the offer letter, or he resigns under certain specified conditions, each as described in the offer letter, including being assigned to a position inconsistent in any material respect with the position of President, Chief Executive Officer or a board member, a move of our principal office more than 40 miles from his current residence, our failure to pay his salary when due, our material breach of the offer letter or his death, Dr. Nichtberger will be entitled to receive (i) continued payment of his base salary for 12 months, (ii) continuation of his benefits for 12 months and (iii) a pro-rata portion of his bonus for the year of termination, determined in the sole discretion of the board. Dr. Nichtberger’s severance will be subject to set-off for income obtained through other employment during the severance period. In the event that Dr. Nichtberger is terminated for cause, Dr. Nichtberger will not be entitled to the payments and benefits described above.

A. Brian Davis. On July 29, 2010, we entered into an offer letter with Mr. Davis, our Chief Financial Officer and Vice President, Finance, providing for his at-will employment, commencing August 1, 2010. This offer letter, sets forth the terms and conditions of Mr. Davis’s employment. Mr. Davis’s base salary was originally set at $285,000 per year, subject to annual review and increases based on performance.  Mr. Davis may also receive an annual bonus payment of up to 35% of his annual gross salary, as determined by his manager and the board in their discretion, based on achievement of certain mutually agreed-upon performance milestones.  Furthermore, he is eligible to participate in the group benefits program and 401(k) plan, and the board may award Mr. Davis stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive. Pursuant to the offer letter, Mr. Davis was provided with an incentive stock option to purchase 66,000 shares of common stock pursuant to our 2010 Stock Option and  Incentive Plan. At any time, in the event Mr. Davis’s employment is terminated by us without cause as defined in the offer letter or he resigns under certain specified conditions, each as described in the offer letter, including any material adverse change in his duties, authority or responsibilities without his agreement, a move of our principal office more than 50 miles from the current office, our failure to pay his salary and other benefits when due (other than pursuant to an across the board reduction in the compensation of all senior management), or our material breach of the offer letter, Mr. Davis will, subject to his signing of a form of Release and Non-disparagement Agreement, be entitled to receive (i) continued payment of his base salary for nine months and (ii) continuation of his benefits, for nine months. Mr. Davis’s severance will be subject to set-off for income obtained through other employment during the severance period. In the event that Mr. Davis is terminated for cause, Mr. Davis will not be entitled to the payments and benefits described above. In addition, the offer letter for Mr. Davis provides that in the event of termination by us without cause within one month prior to or nine months following a change in control of our company, Mr. Davis’s restricted stock awards or stock options, as the case may be, shall immediately vest.

Timothy Bertram, DVM, PhD. On July 28, 2004, we entered into an offer letter with Dr. Bertram, our Vice President, Science and Technology, providing for his at-will employment, commencing as of August 1, 2004. This offer letter, as amended on December 22, 2008, sets forth the terms and conditions of Dr. Bertram’s employment. Dr. Bertram’s base salary was originally set at $200,000 per year, subject to annual review and increases based on performance. Dr. Bertram was also originally entitled to receive an annual bonus payment of up to 20% of his annual gross salary, as determined by his manager and the board in their discretion, based on achievement of certain mutually agreed-upon performance milestones. Furthermore, he is eligible to participate in the group benefits program and the board may award Dr. Bertram stock incentives under our equity incentive plans in its sole discretion as a performance based incentive. Dr. Bertram also received the right to reimbursement for all reasonable out-of-pocket relocation and relocation-related expenses. Pursuant to the offer letter, Dr. Bertram purchased 17,933 shares of restricted common stock at a purchase price per share equal to the par value of such shares, which shares have since vested in full. Such vested shares are subject to repurchase by us upon Dr. Bertram’s termination for any reason, including Dr. Bertram’s death (in such case only for a period of twelve months) at the fair market value price per share, but if the termination is for cause, then the vested shares are subject to repurchase by us at the price of $0.001 per share. Dr. Bertram was also granted the right to participate, and did participate, in our Series A Preferred Stock financing in the amount of $50,000. At any time, in the event Dr. Bertram is terminated by us without cause as defined in the offer letter, Dr. Bertram be entitled to receive (i) continued payment of his base salary for six months, (ii) continuation of his benefits for six months, and (iii) a pro-rata portion of his bonus for the year of termination, determined in the sole discretion of the board. Dr. Bertram’s severance will be subject to set-off for income obtained through other employment during the severance period. In the event that Dr. Bertram is terminated for cause, Dr. Bertram will not be entitled to the payments and benefits described above. In addition, the offer letter for Dr. Bertram provides that in the event of termination by us without cause six months following a change in control of our company, Dr. Bertram’s restricted stock awards or stock options, as the case may be, shall immediately vest.

Sunita Sheth, MD.  On June 30, 2010, we entered into an offer letter with Dr. Sheth, our Chief Medical Officer and Vice President, Regulatory and Clinical Development, providing for her at-will employment, commencing July 6, 2010. This offer letter sets forth the terms and conditions of Dr. Sheth’s employment. Dr. Sheth’s base salary was originally set at $300,000 per year, subject to annual review and increases based on performance.  Dr. Sheth may also receive an annual bonus payment of up to 35% of her annual gross salary, as determined by her manager and the board in their discretion, based on achievement of certain mutually agreed-upon performance milestones.  We also agreed to reimburse Dr. Sheth the cost of her malpractice insurance through the end of 2010 up to a maximum amount of $41,000 per year.  Furthermore, she is eligible to participate in the group benefits program and 401(k) plan, and the board may award Dr. Sheth stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive. Pursuant to the offer letter, Dr. Sheth was provided with an incentive stock option to purchase 66,000 shares of common stock pursuant to our 2010 Stock Option and Incentive Plan. At any time, in the event Dr. Sheth’s employment is terminated by us without cause as defined in the offer letter Dr. Sheth will, subject to her signing of a form of Release and Non-disparagement Agreement, be entitled to receive (i) continued payment of her base salary for nine months and (ii) continuation of her benefits for nine months. Dr. Sheth’s severance will be subject to set-off for income obtained through other employment during the severance period. In the event that Dr. Sheth is terminated for cause, she will not be entitled to the payments and benefits described above. In addition, the offer letter for Dr. Sheth provides that in the event of termination by us without cause within one month prior to or nine months following a change in control of our company, her restricted stock awards or stock options, as the case may be, shall immediately vest.

Mark Stejbach. On June 24, 2008, we entered into an offer letter with Mr. Stejbach, our Vice President and Chief Commercial Officer, providing for his at-will employment, commencing August 1, 2008. This offer letter, as amended on December 22, 2008, sets forth the terms and conditions of Mr. Stejbach’s employment. Mr. Stejbach’s base salary was originally set at $250,000 per year, subject to annual review and increases based on performance. Mr. Stejbach was also originally entitled to receive an annual bonus payment of up to 20% of his annual gross salary, as determined by his manager and the board in their discretion, based on achievement of certain mutually agreed-upon performance milestones. In addition, Mr. Stejbach was eligible to receive an initial signing bonus of $37,500, of which $25,000 was payable upon commencement of employment, and the remaining $12,500 was payable on the six month anniversary of the commencement date. We were also required to pay Mr. Stejbach $12,500 in bonus payments on each of the 12 and 18 month anniversaries of his employment. Furthermore, he is eligible to participate in the group benefits program and 401(k) plan, and the board may award Mr. Stejbach stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive. Pursuant to the offer letter, Mr. Stejbach was provided with an incentive stock option to purchase 31,035 shares of common stock pursuant to our 2004 Stock Incentive Plan. At any time, in the event Mr. Stejbach’s employment is terminated by us without cause as defined in the offer letter, subject to his signing of a form of Release and Non-disparagement Agreement, Mr. Stejbach will be entitled to receive (i) continued payment of his base salary for nine months and (ii) continuation of his benefits, for nine months. Mr. Stejbach’s severance will be subject to set-off for income obtained through other employment during the severance period. In the event that Mr. Stejbach is terminated for cause, Mr. Stejbach will not be entitled to the payments and benefits described above. In addition, the offer letter for Mr. Stejbach provides that in the event of termination by us without cause within one month prior to or nine months following a change in control of our company, Mr. Stejbach’s restricted stock awards or stock options, as the case may be, shall immediately vest.

Release and Non-Disparagement Agreements

Our form of Release and Non-Disparagement Agreement provides that in exchange for certain severance benefits, the terminated employee releases us from all liability for any claims or damages against us.  The agreement also provides that (i) neither we nor the terminated employee will engage in any communications that shall disparage, demean or impugn one another or interfere with the other’s existing or prospective business relationships, economic or career prospects, and (ii) the terminated employee will not compete with or become employed by a company that competes with our products or technology for a period of one (1) year after termination of employment.

Potential Payments Upon Termination or Change in Control

The following table sets forth the payments that would be made to our named executive officers if his or her employment had been terminated by us without cause (or if applicable, by the executive for good reason) on December 31, 2010 or in the event a change in control of our company occurred on December 31, 2010, as applicable.  Disclosure regarding Linda B. Hearne, our former Vice President, Finance, is not provided because she resigned in August 2010 and did not receive any payments or other benefits in connection with her resignation.

Name	Termination Without Cause (or With Good Reason) ($)	Termination Without Cause (or With Good Reason) in Connection with a Change in Control ($)
Steven Nichtberger, MD
Cash Severance	403,650	403,650
Continued Health Benefits	460	460
Pro-Rata Bonus	201,825	201,825
Acceleration of Restricted Stock	—	—
Acceleration of Stock Options	—	—
Total:	605,935	605,935

A. Brian Davis
Cash Severance	213,750	213,750
Continued Health Benefits	11,633	11,633
Pro-Rata Bonus	—	—
Acceleration of Restricted Stock	—	—
Acceleration of Stock Options	—	—
Total:	225,383	225,383

Timothy Bertram, DVM, PhD
Cash Severance	152,487	152,487
Continued Health Benefits	8,812	8,812
Pro-Rata Bonus	106,741	106,741
Acceleration of Restricted Stock	—	—
Acceleration of Stock Options	—	175,547	(1)
Total:	268,040	443,587

Sunita Sheth, MD
Cash Severance	225,000	225,000
Continued Health Benefits	569	569
Pro-Rata Bonus	—	—
Acceleration of Restricted Stock	—	—
Acceleration of Stock Options	—	—
Total:	225,569	225,569

Mark Stejbach
Cash Severance	212,438	212,438
Continued Health Benefits	11,632	11,632
Pro-Rata Bonus	—	—
Acceleration of Restricted Stock	—	—
Acceleration of Stock Options	—	154,048	(1)
Total:	224,070	378,118

(1)	Calculated based upon a price per share of our common stock of $2.54, which was the closing price of our common stock on December 31, 2010.

Director Compensation

Prior to completion of our initial public offering in April 2010, each of our non-employee directors, other than those affiliated with stockholders who held more than 5% of our outstanding common stock, were entitled to receive an annual cash retainer of $25,000, except that a non-employee chairperson of the board was entitled to receive an annual cash retainer of $45,000. Non-employee chairpersons of the audit committee, the compensation committee and the nominating and corporate governance committee were each entitled to receive an additional annual retainer of $12,500, $10,000 and $10,000, respectively. Non-employee members of each of the audit committee, the compensation committee and the governance and nominating committee were entitled to receive an additional annual retainer of $5,000.

Since the completion of our initial public offering, each of our non-employee directors are entitled to receive an annual cash retainer of $35,000, except that a non-employee chairperson of the board is entitled to receive an annual cash retainer of $55,000. Non-employee chairpersons of the audit committee, the compensation committee and the nominating and corporate governance committee are each entitled to receive an additional annual retainer of $15,000, $10,000 and $6,000, respectively. Non-employee members of each of the audit committee, the compensation committee and the governance and nominating committee are entitled to receive an additional annual retainer of $7,500, $5,000 and $3,000, respectively.

We reimburse all directors for travel, lodging and other reasonable expenses incurred in attending board and committee meetings.

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David I. Scheer	$62,250	—	$14,625	(2)	—	—	—	$76,875
Carl-Johan Dalsgaard, MD, PhD	$28,500	—	$14,625	(2)	—	—	—	$43,125
Brenda D. Gavin, DVM(3)	$30,750	—	$14,625	(2)	—	—	—	$45,375
Gary J. Kurtzman, MD(4)	$39,735	—	$14,625	(2)	—	—	—	$54,360
Richard Kuntz, MD	$7,738	—	$12,609	(5)	—	—	—	$20,347
Lorin J. Randall	$51,875	—	$50,423	(6)	—	—	—	$102,298
James Nahirny(7)	$9,918	—	$14,625	(2)	—	—	—	$24,543
_______________________________

(1)
The assumptions we used in valuing options are described in Note 10, “Stock-based Compensation,” to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. This column reflects the aggregate grant date fair value as calculated in accordance with ASC 718 in connection with options we granted in the indicated year.

(2)	Options were granted at fair market value on April 9, 2010 at $5.00 per share. Options vest quarterly over a two-year period.
(3)	Pursuant to an agreement between Ms. Gavin and Quaker BioVentures, these director fees are paid directly to QuakerBioVentures.
(4)	Pursuant to an agreement between Dr. Kurtzman and Safeguard Delaware, Inc., these director fees are paid directly to Safeguard Delaware, Inc.
(5)	Options were granted at fair market value on October 19, 2010 at $2.98 per share. Options vest quarterly over a two-year period.
(6)
Options were granted at fair market value on April 9, 2010 at $5.00 per share.  Options to purchase 4,700 shares of common stock vest quarterly over a two-year period; options to purchase 11,700 shares of common stock vest quarterly over a one-year period.

(7)	Mr. Nahirny resigned from our Board of Directors on June 23, 2010.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information about the beneficial ownership of our common stock as of April 11, 2011 by each person, or group of persons, who beneficially owns more than 5% of our capital stock; each of our directors and Named Executive Officers; and all current directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock.  This information does not necessarily indicate beneficial ownership for any other purpose.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to warrants and options held by that person that are currently exercisable or exercisable within 60 days of April 11, 2011 are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.  The percentage of beneficial ownership is based on 23,471,249 shares of Common Stock outstanding on April 11, 2011.

Unless otherwise indicated, the address for each person or entity named below is c/o Tengion Inc., 2900 Potshop Lane, Suite 100, East Norriton, PA 19403.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (1)	Percent of Shares Outstanding
HealthCap Venture Capital (2)	6,725,493	25.9%
Medtronic, Inc. (3)	4,328,625	17.1%
Oak Investment Partners XI, Limited Partnership (4)	2,043,779	8.7%
Deerfield Management Co. (5)	2,120,140	8.6%
RA Capital Healthcare Fund LP (6)	2,120,140	8.6%
Great Point Partners, LLC (7)	2,000,000	8.2%
Empery Asset Management, LP (8)	1,766,790	7.3%
Johnson & Johnson Development Corporation (9)	1,194,654	5.1%

Directors and Named Executive Officers
Carl-Johan Dalsgaard (10)	6,727,843	25.9%
Richard Kuntz (11)	4,330,375	17.1%
Brenda D. Gavin (12)	921,404	3.9%
Gary J. Kurtzman (13)	591,548	2.5%
Steven Nichtberger (14)	280,914	1.2%
David I. Scheer (15)	190,739	*
Timothy Bertram (16)	97,441	*
Mark Stejbach (17)	39,203	*
Lorin J. Randall (17)	20,598	*
A. Brian Davis	—	*
Sunita Sheth	—	*
Linda B. Hearne	—	*
All current directors and executive officers as a group (11 persons) (10)(11)(12)(13)(14)(15)(16)(17)	13,200,065	47.0%

* Less than one percent.

(1)
This table and the information included in the notes below are based upon information supplied by Named Executive Officers, directors and principal stockholders, including, reports and any amendments thereto filed on Schedule 13D, Schedule 13G, Form 3, and Form 4 with the SEC.

(2)
According to a Schedule 13D filed March 14, 2011, includes 4,251,993 shares and warrants to purchase 2,473,500 shares, of which 2,232,567 shares and warrants to purchase 1,356,916 shares are held directly by HealthCap IV, L.P., a Delaware limited partnership ("HCLP"); 170,183 shares and warrants to purchase 99,002 shares are held directly by HealthCap IV, K.B., a Swedish limited partnership ("HCKB"); 1,685,465 shares and warrants to purchase 980,480 shares are held directly by HealthCap IV BIS, L.P., a Delaware limited partnership ("HCBIS"); and 63,778 shares and warrants to purchase 37,102 shares are held directly by OFCO Club IV, a Swedish non-registered partnership ("OFCO").  Unless and until we have obtained the approval of a majority of the holders of our common stock present and entitled to vote at a meeting of our stockholders (the “Stockholder Approval”), neither HCLP nor any of its affiliates are entitled to exercise their warrants (i) if and to the extent we have received written advice from NASDAQ that such exercise would result in a change of control within the meaning of NASDAQ Marketplace Rule 5635(b), as amended from time to time, or (ii) if and to the extent that such exercise would result in the issuance of more than 19.99% of our common stock outstanding.  Solely for purposes of this table, these limitations are disregarded, and the numbers of shares of common stock beneficially owned do not reflect these limitations.

HealthCap IV GPSA, L.L.C. ("HCSA"), is the sole general partner of HCLP as well as HCBIS, and has shared voting power and shared investment power with HCLP and HCBIS.  HealthCap IV GP AB, L.L.C. ("HCAB"), is the sole general partner of HCKB and has shared voting power and shares investment power with HCKB.  The members of HCSA and HCAB are Carl-Johan Dalsgaard, Johan Christenson, Per-Olof Eriksson, Anki Forsberg, Peder Fredrikson, Jacob Gunterberg, Staffan Lindstrand, Bjôrn Odlander, Per Samuelsson and Eugen Steiner.

Odlander, Fredrikson & Co AB, L.L.C. and Odlander Fredrikson SA, L.L.C. are advisors to each of HCSA and HCAB, and Odlander, Fredrikson & Co AB is a member of OFCO.  The individuals listed herein may be deemed to have shared voting and dispositive power over the shares which are or may be deemed to be beneficially owned by HCLP, HCKB, HCBIS and OFCO.  Each member disclaims beneficial ownership of the shares except to the extent of their pecuniary interest therein.  The addresses of the entities affiliated with HealthCap are Strandvägen 5B, SE-114 51 Stockholm, Sweden and 18 Avenue d'Ouchy, CH-1006 Lausanne, Switzerland.

(3)
According to a Form 13D filed on April 14, 2011, comprised of  2,473,500 shares of common stock and warrants to purchase 1,855,125 shares of common stock.  The address of Medtronic 710 Medtronic Parkway, LC 270, Minneapolis, MN 55432-5604. Under the terms of the warrants issued in the private placement (other than the warrants issued to HCLP and its Affilaites, the number of shares of our common stock that may be acquired by such holder upon any exercise of the warrants is generally limited to the extent necessary to ensure that, following such exercise, the total number of shares of our common stock then beneficially owned by a selling stockholder, together with its affiliates and any other persons or entities whose beneficial ownership, as calculated pursuant to Section 13(d) of the Securities Exchange Act and the applicable regulations of the SEC, would not exceed 4.99% of the total number of shares of our common stock then issued and outstanding.  This limitation may be increased to 9.99% of the total number of shares of our common stock then issued and outstanding upon 60 days written notice from the selling stockholder to the Company. Solely for purposes of this table, these limitations are disregarded, and the numbers of shares of common stock beneficially owned do not reflect these limitations.

(4)
According to a Form 13G filed on February 14, 2011, comprised of 2,043,779 shares held by Oak Investment Partners XI, Limited Partnership (“Oak Investment Partners XI”), One Gorham Island, Westport, CT 06880.  Oak Associates XI, LLC is the general partner of Oak Investment Partners XI.  Oak Management Corporation is the manager of Oak Investment Partners XI.  Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman and Ann H. Lamont are the managing members of Oak Investment Partners XI and, as such, may be deemed to possess shared beneficial ownership of any shares of common stock held by such entities

(5)
According to a Schedule 13G filed March 11, 2011, comprised of 1,060,070 shares of common stock and 1,060,070 shares of common stock underlying warrants held by Deerfield Special Situations Fund, L.P. (“DSSF”) and Deerfield Special Situations Fund International Limited (“DSSFIL”).  Deerfield Capital, L.P. has shared voting power and shared investment power over 413,427 shares of common stock and 413,427 shares of common stock underlying warrants held by DSSF.  Deerfield Management Company, L.P. has shared voting power and shared investment power over 646,643 shares of common stock and 646,643 shares of common stock underlying warrants held by DSSFIL.  James E. Flynn has shared voting power and shared investment power over 1,060,070 shares of common stock and 1,060,070 shares of common stock underlying warrants held by DSSF and DSSFIL.  DSSF has shared voting power and shared investment power over 413,427 shares of common stock and 413,427 shares of common stock underlying warrants.  DSSFIL has shared voting power and shared investment power over 646,643 shares of common stock and 646,643 shares of common stock underlying warrants.  The address of DSSF is 780 Third Avenue, 37th Floor, New York, NY 10017, and the address of DSSFIL is c/o Citi Hedge Fund Services (B.V.I.) Ltd., Bison Court, Columbus Centre, P.O. Box 3460, Road Town, Tortola, D8, British Virgin Islands.

(6)
Pursuant to Securities Purchase Agreement dated March 1, 2011, RA Capital Healthcare Fund LP and Blackwell Partners, LLC acquired 1,060,070 shares of common stock and warrants to purchase 1,060,070 shares of common stock.  The address of both entities is 20 Park Plaza, Suite 905, Boston, MA 02116.

(7)
According to a Schedule 13G filed March 18, 2011, consists of 1,000,000 shares and warrants to purchase 1,000,000 shares of which 369,961 shares and warrants to purchase 369,961 shares are owned by Biomedical Value Fund, LP (“BVF”); 293,901 shares and warrants to purchase 293,901 shares are owned by Biomedical Offshore Value Fund, Ltd. (“BVOF”); 128,051 shares and warrants to purchase 128,051 shares are owned by Biomedical Institutional Value Fund, LP (“BIVF”); 93,173 shares and warrants to purchase 93,173 shares are owned by Lyrical Multi-Manager Fund, LP (“Lyrical”); 93,173 shares and warrants to purchase 93,173 shares are owned by Class D Series of GEF-PS (“GEF-PS”), LP; 3,106 shares and warrants to purchase 3,106 shares are owned by David J. Morrison (“Morrison”); and 18,635 shares and warrants to purchase 18,635 shares are owned by WS Investments III, LLC (“WS”).  Great Point Partners, LLC (“Great Point”) is the investment manager of BVF, BVOF, BIVF, Lyrical, GEF-PS, Morrison and WS (collectively the “Entities”), and by virtue of such status may be deemed to be the beneficial owner of the shares of the Entitles.  Each of Dr. Jeffrey R. Jay, M.D. (“Dr. Jay”), as senior managing member of Great Point, and Mr. David Kroin (“Mr. Kroin”), as special managing member of Great Point, has shared voting power and shared investment power with respect to the shares of the Entitles, and therefore may be deemed to be the beneficial owner of the shares of the Entities.  Notwithstanding the above, Great Point, Dr. Jay and Mr. Kroin disclaim beneficial ownership of the BVF Shares, the BOVF Shares, the BIVF Shares, the Lyrical Shares, the GEF-PS Shares, the Morrison Shares and the WS Shares, except to the extent of their respective pecuniary interests.  The address of the Entities affiliated with Great Point is 165 Mason Street, 3rd Floor, Greenwich, CT 06830.

(8)
Pursuant to Securities Purchase Agreement dated March 1, 2011, Empery Asset Master, LTD and Hartz Capital Investments, LLC acquired 883,395 shares of common stock and warrants to purchase 883,395 shares of common stock.  The address of both entities is c/o Empery Asset Management, LP, 120 Broadway, Suite 1019, New York, NY 10271.

(9)
According to a Form 13G filed on February 15, 2011, comprised of 1,194,654 shares held by Johnson & Johnson Development Corporation (“JJDC”), a wholly-owned subsidiary of Johnson & Johnson (“J&J”).  J&J may be deemed to indirectly beneficially own the securities that are directly beneficially owned by JJDC.   J&J and JJDC have shared voting power and shared investment power over the 1,194,654 shares.  The address for J&J and JJDC is One Johnson & Johnson Plaza, New Brunswick, NJ 08933.

(10)
Includes 2,350 shares issuable to Dr. Dalsgaard under stock options that are exercisable within 60 days of April 11, 2011.  Also includes shares owned by HealthCap Venture Capital (see footnote 2).  Dr. Dalsgaard is a member of HCSA, which is the sole general partner of HCLP as well as HCBIS, and has shared voting power and shared investment power with HCLP and HCBIS.  Dr. Dalsgaard is also a member of HCAB, which is the sole general partner of HCKB and has shared voting power and shares investment power with HCKB.  Dr. Dalsgaard has disclaimed beneficial ownership of the shares listed in footnote 2 except to the extent of his pecuniary interest therein.  The address for Dr. Dalsgaard is Strandvägen 5B, SE-114 51 Stockholm, Sweden and 18 Avenue d'Ouchy, CH-1006 Lausanne, Switzerland.

(11)
Includes 1,750 shares issuable to Dr. Kuntz under stock options that are exercisable within 60 days of April 11, 2011. Also includes shares owned by Medtronic, Inc. (see footnote 3) of which Dr. Kuntz is employed as Senior Vice President and Chief Scientific, Clinical and Regulatory Officer.  Dr. Kuntz disclaims beneficial ownership of the shares held by Medtronic, Inc.

(12)
According to a Schedule 13G filed February 14, 2011, includes 919,054 shares, for which there is shared voting power and shared investment power, of which 520,504 shares are deemed to be beneficially owned by owned by Quaker BioVentures, L.P.; 123,951 shares are deemed to be beneficially owned by BioAdvance Ventures LP; and 274,599 shares are deemed to be beneficially owned by Quaker BioVentures Tobacco Fund, L.P.  Also includes 2,350 shares issuable to Dr. Gavin under stock options that are exercisable within 60 days of April 11, 2011.  Dr. Gavin also holds stock options to acquire 1,762.5 shares of common stock of which she has sole voting power and sole investment power.  Quaker BioVentures Capital, LLC may be deemed to beneficially own the options held by Dr. Gavin.

Dr. Gavin is a Partner at Quaker BioVentures, the managing partner of Quaker BioVentures, L.P., BioAdvance Ventures, LP and Quaker BioVentures Tobacco Fund, L.P.  Quaker BioVentures Capital, L.P. is the general partner of each of Quaker BioVentures, L.P. and Quaker BioVentures Tobacco Fund, L.P.  Quaker BioVentures Capital, LLC is the general partner of Quaker BioVentures Capital, L.P.  BioAdvance GP I, L.P. is the general partner of BioAdvance Ventures, L.P.  BioAdvance GP II, Inc. is the general partner of BioAdvance GP I, L.P.  Quaker BioVentures Capital, LLC may be deemed to beneficially own the options held by Dr. Gavin.

The address of the entities affiliated with Quaker BioVentures, L.P. is 2929 Arch Street, Cira Centre, Philadelphia, PA 19104-2868.

(13)
According to a Form 4 filed on April 15, 2010, includes 589,198 shares held indirectly by Safeguard Delaware, Inc., a wholly owned subsidiary of Safeguard Scientifics Inc. (“Safeguard”).  Dr. Kurtzman is employed by Safeguard as Vice President and Managing Director, Life Sciences. Also includes 2,350 shares issuable to Dr. Kurtzman under stock options that are exercisable within 60 days of April 11, 2011.  Pursuant to Safeguard's employment practices and a written agreement between Dr. Kurtzman and Safeguard, Safeguard may be deemed the beneficial owner of stock options granted to Dr. Kurtzman by virtue of the fact that Dr. Kurtzman serves on the board of directors of Tengion in connection with his employment duties to Safeguard.  The address of the entities affiliated with Safeguard is 435 Devon Park Drive, Building 800, Wayne, PA 19087-1945.

(14)
According to a Form 4 filed on April 15, 2010, includes 68,965 shares held indirectly by the Steven A. Nichtberger 2010 Trust and 6,897 shares held indirectly by the SAN Trust. Also includes 138,321 shares issuable to Dr. Nichtberger under stock options that are exercisable within 60 days of April 11, 2011.

(15)
According to a Form 4 filed on April 15, 2010 and a Form 3 filed on April 9, 2010, includes 188,389 shares held indirectly by Scheer Investment Holdings V, LLC.  Also includes 2,350 shares issuable to Mr. Scheer under stock options that are exercisable within 60 days of April 11, 2011.  Mr. Scheer is the managing member of Scheer Investment Holdings V, LLC and may be deemed to have sole or shared voting and investment power with respect to such shares.  Mr. Scheer disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(16)
According to a Form 4 filed on April 15, 2010, includes 28,259 shares held directly by Dr. Bertram and 3,160 shares held indirectly by Dr. Bertram’s children.  Also includes 66,022 shares issuable to Dr. Bertram under stock options that are exercisable within 60 days of April 11, 2011.

(17)
Includes the following shares of common stock issuable under stock options that are deemed exercisable within 60 days after April 11, 2011: Stejbach – 37,207 shares; Randall – 16,809 shares; and all current directors and executive officers as a group – 269,509 shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2010, including the 2010 Stock Incentive and Option Plan (2010 Plan) and 2004 Stock Option Plan (2004 Plan). There were no shares available for future grants under the 2004 Plan, as the 2004 Plan ceased upon the Company’s initial public offering in April 2010.

Equity Compensation Plan Information

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, and Warrants	(b) Weighted Average Exercise Price of Outstanding Options, and Warrants	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	1,492,052	$4.13	950,706	(1)
Equity compensation plans not approved by stockholders	—		—

Total	1,492,052	$4.13	950,706

(1)	Consists of shares available for grant by us under our 2010 Plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock.  Based solely on our review of copies of Section 16(a) reports furnished to us and representations made to us, we believe that during fiscal 2010 our officers, directors, and holders of more than 10% of our Common Stock complied with all Section 16(a) filing requirements. Due to an administrative oversight, (i) one holder of more than 10% of our common stock, Medtronic, Inc. failed to file a Form 3 and (ii) Dr. Kuntz, one of our Board members affiliated with Medtronic, failed to file a Form 4 in connection with Medtronic's purchase of securities in our private placement transaction in March 2011.

ITEM 13.   Certain Relationships and Related Party Transactions, and Director Independence

Since January 1, 2010, we have engaged in the following transactions with our directors, executive officers and stockholders that beneficially own more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers and stockholders that beneficially own more than 5% of our voting securities.

In March 2011, we closed a private placement transaction pursuant to which we sold securities consisting of 11,079,250 shares of common stock and warrants to purchase 10,460,875 shares of common stock.  The purchase price per security was $2.83.  Upon the closing of the private placement, Medtronic, Inc. became a beneficial owner of more than 5% of our voting securities.  In connection with the private placement, we entered into a Right of First Refusal and Right of First Negotiation Agreement with Medtronic, Inc. pursuant to which we granted Medtronic a right of first refusal to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to our Neo-Kidney Augment program (an NKA transaction) until October 31, 2013.  Additionally, from November 1, 2013 through July 1, 2014, Medtronic will have a right of first negotiation with respect to an NKA transaction, with an option to convert that right of first negotiation to a right of first refusal. Dr. Kuntz, who is a member of our Board of Directors, is an executive officer of Medtronic, Inc.  Additionally, funds affiliated with HealthCap Venture Capital, which prior to the offering beneficially owned 14.4% of our voting securities, became the beneficial owner of up to 19.99% of our voting securities which, upon stockholder approval, may be increased to 25.9%.  Dr. Dalsgaard, who is a member of our Board of Directors is affiliated with HealthCap Venture Capital.  Neither Dr. Kuntz nor Dr. Dalsgaard participated in any discussions or negotiations related to the private placement and Dr. Kuntz did not participate in any discussions or negotiations related to the Right of First Refusal and Right of First Negotiation Agreement.

The following table summarizes the participation in the private placement by any of our current directors, executive officers, 5% stockholders or any member of the immediate family of any of the foregoing persons:

Name	Aggregate Consideration Paid	Shares of Common Stock Issued	Shares of Common Stock Underlying Outstanding Warrants

HealthCap Venture Capital	$7,000,005	2,473,500	2,473,500
Medtronic, Inc.	$7,000,005	2,473,500	1,855,125
Deerfield Management Co. (5)	$2,999,998	1,060,070	1,060,070
RA Capital Healthcare Fund LP	$2,999,998	1,060,070	1,060,070
Great Point Partners, LLC	$2,830,000	1,000,000	1,000,000
Empery Asset Management, LP	$2,500,008	883,395	883,395

Agreements with Stockholders

We previously entered into an investor rights agreement with holders of registrable securities (as such term is defined in our investor rights agreement).  The investor rights agreement provides, among other things, that such holders have the right to (a) demand that we file a registration statement, subject to certain limitations, and (b) request that their shares be covered by a registration statement that we are otherwise filing.

In connection with our March 2011 private placement of our common stock and warrants to purchase common stock to investors, we entered into a securities purchase agreement and a registration rights agreement on March 4, 2011 with such investors.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors, executive officers and certain of our key employees. As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that limit or eliminate the personal liability of our directors to us for monetary damages for a breach of their fiduciary duty as a director, except for liability for:

•	any breach of the director’s duty of loyalty to us or our stockholders;

•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•	any transaction from which the director derived an improper personal benefit.

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, we are obligated, to the maximum extent permitted by Delaware law, to indemnify each of our directors and officers against expenses (including attorneys’ fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation. A “director” or “officer” includes any person who is or was a director or officer of us or as a director, partner, trustee, officer, employee or agent of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, foundation, association, organization or other legal entity which such person is or was serving at our request, but does not include the status of a person who is serving or has served as a director, officer, employee or agent of a constituent corporation absorbed in a merger or consolidation transaction with the Company with respect to such person’s activities prior to said transaction unless specifically authorized by our board of directors or our stockholders. Pursuant to our amended and restated bylaws, we also the power to indemnify our employees to the extent permitted under Delaware law. Our amended and restated bylaws provide that we shall advance expenses to directors in connection with any proceeding in which such director is involved because of his or her status as a director and we may, at the discretion of our board of directors, advance expenses to officers and employees in connection with any proceeding in which such officer or employee is involved because of his or her status as such. Our amended and restated bylaws permit us to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of us or, at our request, served in such a capacity for another enterprise.

Policies and Procedures Regarding Review, Approval, or Ratification of Related Person Transactions

In accordance with its charter, the Audit Committee is responsible for reviewing and approving the terms and conditions of all related person transactions.  In carrying out its responsibilities, the Audit Committee reviews and considers information regarding the related person transaction as it deems appropriate under the circumstances, which may include information such as the related person’s interest in the transaction, the approximate dollar value involved in the transaction, whether the transaction was undertaken in the ordinary course of business, whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party and the purpose of, and the potential benefits to us of, the transaction.  The Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is not inconsistent with our best interests.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2010, the members of our Compensation Committee were Gary J. Kurtzman, MD, chair, Richard E. Kuntz, MD and Lorin J. Randall.  No member of our Compensation Committee was an officer or employee of ours.  In addition, none of our executive officers served as a member of the board of directors or compensation committee (or other committee serving an equivalent function) of another entity, one of whose executive officers served as a member of our board of directors or our Compensation Committee.

Board Determination of Independence

Rule 5605 of the NASDAQ Marketplace Rules requires a majority of a listed company’s board of directors to be comprised of independent directors within one year of listing. In addition, NASDAQ Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries.

In April 2011, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors determined that none of David I. Scheer, Carl-Johan Dalsgaard, MD, Gary J. Kurtzman, MD, Brenda D. Gavin, PhD, DVM, Richard Kuntz, MD or Lorin J. Randall, representing six of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 5605(a)(2) of the NASDAQ Marketplace Rules. In making such determination, the board of directors considered the relationships that each such non-employee director has with our company and other facts and circumstances the board of directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

ITEM 14.    Principal Accounting Fees and Services

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are:

Fee Category	Fiscal 2010	Fiscal 2009
Audit Fees	$472,500	$200,000
Audit-Related Fees	5,000	—
Tax Fees	20,000	39,000
All Other Fees	—	—
Total Fees	$497,500	$239,000

Audit Fees include fees for services associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q.  Audit fees for 2010 also include $257,000 of fees for professional services rendered in connection with our initial public offering of common stock.   Audit-related fees principally included accounting consultation services. Tax fees included tax compliance, tax advice, and tax planning services.

The Audit Committee has considered whether provision of the services described above is compatible with maintaining the independent registered public accounting firm’s independence and has determined that such services have not affected Ernst & Young’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services and related fees that are to be performed by our independent registered public accounting firm.  These policies generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.  The Audit Committee may delegate to one or more members of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm.  Any approval of services by the member(s) of the Audit Committee pursuant to this delegated authority is reported on at the next meeting of the Audit Committee.

Part IV

ITEM 15.    Exhibits, Financial Statement Schedules

        (b)   Exhibits—The exhibits listed in the Exhibit Index at the end of this report are filed as Exhibits to this Amendment No. 1 on Form 10-K/A and are meant to supplement the Exhibits listed and/or filed in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENGION, INC.

By:	/s/ Steven Nichtberger
Steven Nichtberger, MD
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

	Signature	Title	Date

	/s/ Steven Nichtberger	President and Chief Executive Officer, Director (Principal	April 18, 2011
	Steven Nichtberger, MD	Executive Officer)

	/s/ A. Brian Davis	Chief Financial Officer and Vice President of Finance (Principal	April 18, 2011
	A. Brian Davis	Financial and Accounting Officer)

	*	Chairman of the Board of Directors	April 18, 2011
David I. Scheer

	*	Director	April 18, 2011
Carl-Johan Dalsgaard, MD, PhD

	*	Director	April 18, 2011
Brenda D. Gavin, DVM

	*	Director	April 18, 2011
Richard Kuntz, MD

	*	Director	April 18, 2011
Gary J. Kurtzman, MD

	*	Director	April 18, 2011
Lorin J. Randall

* By:	/s/ Steven Nichtberger		April 18, 2011
Steven Nichtberger, MD As Attorney-in-fact

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*

__________________________

* Filed herewith.