Form 10-Q
period 2011-03-31
TENGION INC
filed 2011-05-16
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc.
(Exact name of registrant as specified in its charter)
Delaware	20-0214813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2900 Potshop Lane, Suite 100 East Norriton, PA 19403	(610) 292-8364
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐     No ☒

As of May 10, 2011 there were 23,476,859 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q

INDEX

Part I.  Financial Information

Part II.  Other Information

NOTE REGARDING COMPANY REFERENCES

Throughout this report, "Tengion", the "Company," "we," "us" and "our" refer to Tengion, Inc.

NOTE REGARDING TRADEMARKS

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

- i -

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements.

TENGION, INC.
(A Development-Stage Company)

CONDENSED BALANCE SHEETS
(unaudited)

	December 31, 2010	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,971,660	$31,478,421
Deferred equity offering costs	40,900	—
Prepaid expenses and other	492,205	362,858
Total current assets	12,504,765	31,841,279
Property and equipment, net of accumulated depreciation of $19,830,473 and $20,941,628 as of December 31, 2010 and March 31, 2011, respectively	11,492,577	10,373,075
Other assets	147,091	1,105,500
Total assets	$24,144,433	$43,319,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,016,174	$1,408,408
Current portion of lease liability	—	217,812
Accounts payable	1,193,625	1,201,736
Accrued expenses	2,843,056	1,889,852
Warrant liability	—	16,528,000
Other current liabilities	205,000	205,000
Total current liabilities	8,257,855	21,450,808
Long-term debt	4,585,493	4,535,215
Lease liability	—	705,496
Other liabilities	241,165	238,084
Total liabilities	13,084,513	26,929,603

Commitments and contingencies (note 12)	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 90,000,000 shares authorized; 12,385,793, and 23,471,249 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	12,386	23,471
Additional paid-in capital	222,230,864	234,579,570
Deficit accumulated during the development stage	(211,183,330)	(218,212,790)
Total stockholders’ equity	11,059,920	16,390,251
Total liabilities and stockholders’ equity	$24,144,433	$43,319,854

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31, 2011
	2010	2011
Operating expenses:
Research and development	$3,316,126	$3,345,173	$107,909,292
General and administrative	1,412,412	1,775,979	36,478,177
Depreciation	1,226,809	1,126,573	21,137,221
Other expense	—	942,567	942,567
Total operating expenses	(5,955,347)	(7,190,292)	(166,467,257)
Interest income	10,469	13,735	8,472,115
Interest expense	(681,439)	(271,903)	(14,312,078)
Change in fair value of warrant liability	191,527	419,000	2,481,454

Net loss	$(6,434,790)	$(7,029,460)	$(169,825,766)
Accretion of redeemable convertible preferred stock to redemption value	(3,628,841)	—
Net loss attributable to common stockholders	$(10,063,631)	$(7,029,460)
Basic and diluted net loss attributable to common stockholders per share	$(14.33)	$(0.45)
Weighted average common stock outstanding- basic and diluted	702,144	15,710,671

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)

			Stockholders' equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage	Total
	Shares	Amount	Shares	Amount
Balance, July 10, 2003	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	—	—	2,000,000	2,000	(1,999)	—	—	1
Effect of reverse stock split (see Note 3)	—	—	(1,862,068)	(1,862)	1,862	—	—	—
Net loss	—	—	—	—	—	—	(1,031,756)	(1,031,756)

Balance, December 31, 2003	—	—	137,932	138	(137)	—	(1,031,756)	(1,031,755)
Issuance of Series A Redeemable Convertible Preferred stock at $1.61683 per share, net of expenses	18,740,371	30,125,610	—	—	—	—	—	—
Conversion of notes payable, including interest	2,203,206	3,562,211	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees	—	—	240,318	240	336,041	(335,474)	—	807
Issuance of common stock to consultants	—	—	140,003	140	20,960	—	—	21,100
Issuance of common stock to convertible noteholders	—	—	92,682	93	67,098	—	—	67,191
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	14,105	(14,105)	—	—
Amortization of deferred compensation	—	—	—	—	—	22,554	—	22,554
Change in value of restricted common stock subject to vesting	—	—	—	—	11,400	(11,400)	—	—
Accretion of Series A Redeemable Convertible Preferred stock to redemption value	—	1,035,205	—	—	—	—	(1,035,205)	(1,035,205)
Net loss	—	—	—	—	—	—	(2,438,912)	(2,438,912)
Balance, December 31, 2004	20,943,577	34,723,026	610,935	611	449,467	(338,425)	(4,505,873)	(4,394,220)
Issuance of Series A Redeemable Convertible Preferred stock at $1.61683 per share, net of expenses	3,247,095	5,222,430	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees at $2.32 per share	—	—	60,477	60	140,241	(139,424)	—	877
Issuance of warrants to purchase preferred stock to noteholders	—	—	—	—	681,026	—	—	681,026
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	6,693	(6,693)	—	—
Amortization of deferred compensation	—	—	—	—	—	111,688	—	111,688
Accretion of Series A Redeemable Convertible Preferred stock to redemption value	—	3,164,308	—	—	—	—	(3,164,308)	(3,164,308)
Net loss	—	—	—	—	—	—	(9,626,910)	(9,626,910)

Balance, December 31, 2005	24,190,672	$43,109,764	671,412	$671	$1,277,427	$(372,854)	$(17,297,091)	$(16,391,847)

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(continued)
			Stockholders' equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage	Total
	Shares	Amount	Shares	Amount
Issuance of Series B Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	27,637,363	$50,040,289	—	$—	$—	$—	$—	$—
Issuance of restricted common stock to employees	—	—	3,449	3	47	—	—	50
Issuance of common stock upon exercise of options	—	—	3,665	4	8,496	—	—	8,500
Repurchased nonvested restricted stock	—	—	(14,120)	(14)	(191)	—	—	(205)
Reclassification of deferred compensation	—	—	—	—	(372,854)	372,854	—	—
Reclassification of warrants to purchase preferred stock	—	—	—	—	(681,026)	—	—	(681,026)
Stock-based compensation expense	—	—	—	—	399,559	—	—	399,559
Accretion of Series A and Series B Redeemable Convertible Preferred stock to redemption value	—	5,639,599	—	—	—	—	(5,639,599)	(5,639,599)
Net loss	—	—	—	—	—	—	(20,872,911)	(20,872,911)

Balance, December 31, 2006	51,828,035	98,789,652	664,406	664	631,458	—	(43,809,601)	(43,177,479)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	18,332,965	33,219,379	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	15,952	16	60,145	—	—	60,161
Repurchased vested restricted stock	—	—	(5,492)	(5)	(93,947)	—	—	(93,952)
Stock-based compensation expense	—	—	—	—	663,948	—	—	663,948
Accretion of Series A, Series B, and Series C Redeemable Convertible Preferred stock to redemption value	—	8,742,100	—	—	—	—	(8,742,100)	(8,742,100)
Net loss	—	—	—	—	—	—	(30,987,544)	(30,987,544)
Balance, December 31, 2007	70,161,000	140,751,131	674,866	675	1,261,604	—	(83,539,245)	(82,276,966)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793,127	21,351,814	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	7,531	8	28,487	—	—	28,495
Repurchased vested restricted stock	—	—	(821)	(1)	(11)	—	—	(12)
Stock-based compensation expense	—	—	—	—	1,316,724	—	—	1,316,724
Accretion of Series A, Series B, and Series C Redeemable Convertible Preferred stock to redemption value	—	11,753,958	—	—	—	—	(11,753,958)	(11,753,958)
Net loss	—	—	—	—	—	—	(42,392,968)	(42,392,968)
Balance, December 31, 2008	81,954,127	173,856,903	681,576	682	2,606,804	—	(137,686,171)	(135,078,685)
Issuance of common stock upon exercise of options	—	—	20,005	20	54,091	—	—	54,111
Stock-based compensation expense	—	—	—	—	855,136	—	—	855,136
Accretion of Series A, Series B, and Series C Redeemable Convertible Preferred stock to redemption value	—	14,059,265	—	—	—	—	(14,059,265)	(14,059,265)
Net loss	—	—	—	—	—	—	(29,845,036)	(29,845,036)
Balance, December 31, 2009	81,954,127	$187,916,168	701,581	$702	$3,516,031	$—	$(181,590,472)	$(178,073,739)

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
 AND STOCKHOLDERS’ EQUITY (DEFICIT)
(unaudited)
(continued)
			Stockholders' equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage
	Shares	Amount	Shares	Amount				Total
Issuance of common stock upon exercise of options	—	$—	32,257	$32	$14,153	$—	$—	$14,185
Stock-based compensation expense	—	—	—	—	953,858	—	—	953,858
Accretion of Series A, Series B, and Series C Redeemable Convertible Preferred stock to redemption value	—	3,992,589	—	—	—	—	(3,992,589)	(3,992,589)
Conversion of preferred stock to common stock	(81,954,127)	(191,908,757)	5,651,955	5,652	191,903,105	—	—	191,908,757
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	122,904	—	—	122,904
Proceeds from initial public offering, net of offering expenses	—	—	6,000,000	6,000	25,720,813	—	—	25,726,813
Net loss	—	—	—	—	—	—	(25,600,269)	(25,600,269)
Balance, December 31, 2010	—	—	12,385,793	12,386	222,230,864	—	(211,183,330)	11,059,920
Proceeds from equity financing, net of offering expenses	—	—	11,079,250	11,079	28,930,394	—	—	28,941,473
Issuance of warrants to purchase common stock in connection with equity financing	—	—	—	—	(16,947,000)	—	—	(16,947,000)
Issuance of common stock upon exercise of options	—	—	6,206	6	2,724	—	—	2,730
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105,342	—	—	105,342
Stock-based compensation expense	—	—	—	—	257,246	—	—	257,246
Net loss	—	—	—	—	—	—	(7,029,460)	(7,029,460)
Balance, March 31, 2011	—	$—	23,471,249	$23,471	$234,579,570	$—	$(218,212,790)	$16,390,251

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31, 2011
	2010	2011
Cash flows from operating activities:
Net loss	$(6,434,790)	$(7,029,460)	$(169,825,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,226,809	1,126,573	21,137,221
Change in fair value of warrant liability	(191,527)	(419,000)	(2,481,454)
Change in value of lease liability	—	942,567	942,567
Loss on disposition of property and equipment	1,618	—	119,116
Amortization of net discount on short-term investments	—	—	(149,150)
Noncash interest expense	83,049	69,219	2,455,586
Noncash rent expense (income)	2,710	(3,083)	238,083
Stock-based compensation expense	198,266	257,246	4,601,808
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(98,663)	(748,243)	(1,573,655)
Accounts payable	(320,287)	39,322	1,191,992
Accrued expenses and other	(143,518)	(1,069,669)	2,188,655
Net cash used in operating activities	(5,676,333)	(6,834,528)	(141,154,997)
Cash flows from investing activities:
Purchases of short-term investments	(1,499,160)	—	(311,441,850)
Sales and redemption of short-term investments	2,998,668	—	311,591,000
Cash paid for property and equipment	(88,167)	(48,057)	(31,640,647)
Proceeds from the sale of property and equipment	—	—	11,306
Net cash provided by (used in) investing activities	1,411,341	(48,057)	(31,480,191)
Cash flows from financing activities:
Proceeds from sales of redeemable convertible preferred stock and warrants, net	—	—	139,959,522
Proceeds (offering costs) from sales of common stock and warrants, net	(1,271,952)	29,092,085	54,986,091
Repurchase of restricted stock	—	—	(94,169)
Proceeds from long-term debt, net	—	4,907,628	39,516,585
Payments on long-term debt	(3,139,924)	(7,610,367)	(30,254,420)
Net cash provided by (used in) financing activities	(4,411,876)	26,389,346	204,113,609
Net increase (decrease) in cash and cash equivalents	(8,676,868)	19,506,761	31,478,421
Cash and cash equivalents, beginning of period	16,804,129	11,971,660	—
Cash and cash equivalents, end of period	$8,127,261	$31,478,421	$31,478,421

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562,211
Convertible note issued to stockholder for consulting expense	—	—	210,372
Fair value of warrants issued with long-term debt	—	105,342	2,290,700
Fair value of warrants issued with sale of common stock	—	16,947,000	16,947,000
Noncash property and equipment additions	25,227	70	70

The accompanying notes are an integral part of these financial statements.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)

(1)   Background

Tengion, Inc. is a regenerative medicine company incorporated in Delaware on July 10, 2003. The Company is focused on discovering, developing, manufacturing and commercializing a range of neo-organs, which it defines as products composed of living cells, with or without synthetic or natural materials, implanted into the body to incorporate, replace or regenerate a damaged tissue or organ.  The Company currently creates these functional neo-organs using a patient’s own cells, or autologous cells, in conjunction with its Organ Regeneration Platform.  Building on clinical and preclinical experience, the Company is leveraging its Organ Regeneration Platform to develop the Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion. The Company intends to develop its technology to address unmet medical needs in urologic, renal, and other diseases and disorders.  The Company operates as a single business segment.

(2)   Development-Stage Risks and Liquidity

The Company has incurred losses since inception and has a deficit accumulated during the development stage of $218,212,790 as of March 31, 2011, including $48,387,024 of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions. In March 2011, the Company closed a private placement transaction, pursuant to which the Company received net proceeds of approximately $28.9 million.  In March 2011, the Company also refinanced its working capital loan.  See Notes 8 and 9 for additional information.  Following completion of these financing activities and based upon its current expected level of operating expenditures and debt repayment, and assuming it is not required to settle any outstanding warrants in cash, the Company expects to be able to fund its operations through May 2012.  The Company continues to explore external financing alternatives, including entering into collaborative agreements, that will be needed to fund its operations and to commercially develop its products. In the event financing is not obtained, the Company could pursue headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.  There is no assurance that such financing will be available when needed or, if available, on terms acceptable to the Company.

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

(3)   Basis of Presentation and Reverse Stock Split

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended, filed with the Securities and Exchange Commission (SEC). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

A reverse stock split of the Company’s common stock was effective March 24, 2010 at a ratio of one share for every 14.5 shares previously held.  All common share and per-share data included in these financial statements reflect such reverse stock split.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)

(4)   Use of Estimates

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

(5)   Net Loss Per Share

Basic and diluted net loss per common share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding less the weighted-average shares subject to repurchase during the period.  For all periods presented, the outstanding shares of redeemable convertible preferred stock, common stock options, and preferred and common warrants have been excluded from the calculation because their effect would be anti-dilutive.  Therefore, the weighted-average shares used to calculate both basic and diluted loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of March 31, 2010 and 2011, as they would be anti-dilutive:

	March 31,
	2010	2011
Shares of redeemable convertible preferred stock	81,954,127	—
Shares underlying options outstanding	709,755	1,370,263
Shares underlying warrants outstanding	216	10,645,888
Unvested restricted stock	1,605,439	—

(6)   Fair Value of Financial Instruments

As of December 31, 2010 and March 31, 2011, the carrying amounts of financial instruments held by the Company, which include cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments.  In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.  See below and Note 10 for a discussion of the fair value of warrants.

Fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2010 and March 31, 2011.

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2010:
Assets:
Cash and cash equivalents	$11,971,660	$—	$—	$11,971,660

At March 31, 2011:
Assets:
Cash and cash equivalents	$31,478,421	$—	$—	$31,478,421
Liabilities:
Warrant liability	$—	$—	$16,528,000	$16,528,000

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows:

Warrant liability

Balance at December 31, 2010	$—
Issuance of warrants	16,947,000
Change in fair value of warrant liability	(419,000)
Balance at March 31, 2011	$16,528,000

The fair value of the warrant liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 10 for further discussion of the warrant liability.

(7)	Lease Liability

The Company entered into an agreement in February 2006 to lease warehouse space effective March 1, 2011, at which time the Company determined it was not likely to utilize the space during the five-year lease term.  Therefore, the Company recorded a liability as of March 1, 2011, the cease-use date, for the fair value of its obligations under the lease.  The most significant assumptions used in determining the amount of the estimated liability are the amount of potential sublease revenues and the credit-adjusted risk-free rate utilized to discount the estimated future cash flows.  The fair value estimate for the lease liability is based on significant unobservable inputs (Level 3).

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)

As of March 1, 2011, the Company recorded a liability and corresponding expense, which is included in other expense on the statement of operations, of $933,427, based on the Company’s estimate of the fair value of its obligations.  The following table summarizes the activity related to the lease liability for the three months ended March 31, 2011.

	Initial fair value as of March 1, 2011	Payments	Additional Charges to Operations	Balance at March 31, 2011
Lease liability	$933,427	$(19,259)	$9,140	$923,308

(8)	Debt

Total debt outstanding consists of the following:

	December 31, 2010	March 31, 2011
Working Capital Note	$7,257,159	$5,000,000
Equipment and Supplemental Working Capital Notes	1,015,474	779,444
Machinery and Equipment Loan	477,609	360,432
Unamortized debt discount	(148,575)	(196,253)
	8,601,667	5,943,623
Less current portion	(4,016,174)	(1,408,408)
	$4,585,493	$4,535,215

Working Capital Note

The Company has an outstanding working capital loan (the Working Capital Note) with a lender, which loan was utilized to fund working capital needs of the Company.  In March 2011, the Company refinanced the outstanding debt owed to its lender of the Working Capital Note.  Pursuant to the terms of the refinancing, the Company simultaneously borrowed $5.0 million and repaid the then outstanding principal amount of $4.5 million.  Borrowings under the Working Capital Note are secured by all assets of the Company, except for Intellectual Property and permitted liens that have priority, including liens on equipment subsequently acquired to secure the purchase price or lease obligation, as defined in the loan agreement.  The Company is obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.  In connection with the refinancing, the Company granted a warrant to the lender to purchase 70,671 shares of common stock.  The fair value of the warrant issued in connection with the refinancing for the three month period ended March 31, 2011 was $105,342, using the Black-Scholes model.  See Note 10 for further discussion on warrants.

The Company recorded interest expense related to the Working Capital Note of $488,501 and $170,770 for the three month periods ended March 31, 2010 and March 31, 2011, respectively.

The relative fair value of the warrants issued to the lender of the Working Capital Note has been recorded against the carrying value as an original issue discount (OID), which is being amortized as interest expense over the term of the Working Capital Note. The Company recognized a noncash charge to interest expense of $62,508 and $55,029, for the three month periods ended March 31, 2010 and 2011, respectively, for the amortization of OID.

Equipment and Supplemental Working Capital Notes

In 2005, the Company executed a loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2010. Borrowings under the Equipment and Supplemental Working Capital Note are secured by equipment, as defined in the loan agreements.  As of March 31, 2011, the Equipment Note and the Supplemental Working Capital Note bear interest at an average rate of 11.69% and 12.49%, respectively.  The Company will make its final scheduled payment in April 2012 for each of the Equipment Note and the Supplemental Working Capital Note. The Company recorded interest expense related to the Equipment and Supplemental Working Capital Notes of $98,426 and $26,389 for the three month periods ended March 31, 2010 and 2011, respectively.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)

The relative fair value of the warrants issued to the lender of the Equipment and Supplemental Working Capital Notes has been recorded against the carrying value as OID, which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes. The Company recognized a noncash charge to interest expense of $9,468 and $2,636 for the three month periods ended March 31, 2010 and 2011, respectively, for the amortization of OID.

Machinery and Equipment Loan

In December 2007, the Company executed a $1.65 million agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases (MELF Loan) through December 31, 2010. In December 2007, the Company borrowed $1.3 million of the MELF loan to fund equipment purchases. In March 2009, the Company borrowed an additional $0.3 million of the MELF loan to fund equipment purchases. Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement.  Under the terms of the MELF Loan, the Company has a four year period of payments of principal and accrued interest at an annual interest rate of 5% until September 2011 and 5.25% from September 2011 through maturity of the loan. The Company recorded interest expense related to the MELF Loan of $11,186 and $5,483 for the three months ended March 31, 2010 and 2011, respectively.

In connection with the Working Capital Note, Equipment Note, Supplemental Working Capital Note, and the MELF Loan, the Company incurred financing costs of $282,143, recorded as other assets on the accompanying balance sheets, which are being amortized on a straight-line basis until maturity of the related notes. The Company recorded amortization of these deferred financing costs of $11,073 and $11,544 during the three months ended March 31, 2010 and 2011, respectively, which was included in interest expense on the accompanying statements of operations.

(9)           Capital Structure

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

March 2011 Equity Financing

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 11,079,250 shares of common stock, $0.001 par value per share, and warrants to purchase 10,460,875 shares of common stock.  The purchase price per security was $2.83.  The Company received net proceeds of approximately $28.9 million. See Note 10 for discussion of the warrant liability.

In connection with the March 2011 equity financing, we were obligated to file a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants. We are required under an agreement to use commercially reasonable efforts to cause the registration statement to be declared effective by the SEC, and to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act, without the requirement for us to be in compliance with the current public information requirement under Rule 144.  In the event we fail to meet certain legal requirements in regards to the registration statement, we will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if we fail to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors.  If we determine a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of March 31, 2011, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)
(10)        Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities under FASB Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ASC 815) if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes outstanding warrants to purchase common stock as of March 31, 2011:

	Number of shares	Exercise price	Expiration
Equity–classified warrants
Issued to vendors	3,890	$2.32	September 2015 through December 2016
Issued pursuant to March 2011 refinancing of Working Capital Note	70,671	$2.88	March 2016
Issued to lenders	64,409	$23.44	August 2013 through December 2016
Issued to lenders	46,043	$26.39	October 2015 through September 2019
	185,013
Liability–classified warrants
Issued pursuant to March 2011 equity financing	10,460,875	$2.88	March 2016
	10,645,888

Equity-classified Warrants

In March 2011, the Company granted a warrant to a lender to purchase 70,671 shares of common stock in connection with the refinancing of the Company’s Working Capital Note.  See Note 8 for a discussion of the refinancing.  The Company determined the fair value of the warrant as of March 14, 2011 was $1.49 per share by utilizing the Black-Scholes model.  In estimating the fair value of the warrant, the Company assumed the following: closing price per share of common stock of $2.74, volatility of 64.96%, expected term of 5 years, risk-free interest rate of 2.0% and dividend yield of zero.

In conjunction with the Working Capital Note, Equipment Note, and the Supplemental Working Capital Note, the Company issued warrants to purchase shares of Series A, B, and C Preferred Stock.  Upon the close of the Company’s initial public offering the preferred stock warrants automatically converted into warrants to purchase 110,452 shares of common stock.  Warrants related to the Working Capital Note expire ten years from the date of issuance. Warrants related to the Equipment and Supplemental Working Capital Notes expire the earlier of eight years from the date of issuance or upon acquisition of the Company as defined in the warrant agreement.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)

Prior to the Company’s initial public offering, the warrants were classified as a warrant liability on the balance because the warrants entitled the holder to purchase shares of preferred stock, which the holder could have caused the Company to redeem at the option of the holder.  Subsequent to the closing of the initial public offering, the warrants no longer are exercisable for a redeemable security, and therefore such warrants are now classified within stockholders’ equity.

At March 31, 2010, the aggregate fair value of these warrants decreased from their fair value as of December 31, 2009, resulting in a noncash credit to change in fair value of common stock warrants of $191,527 during the three months ended March 31, 2010.

Liability-classified Warrants

In March 2011, the Company issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction (see Note 9).  Each warrant is exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $2.88, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.

The warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event the Company completes subsequent equity financings at a price per share lower than the then-current warrant exercise price.  In addition, the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange.  The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a Delisting.

The net cash settlement value at the time of any future Fundamental Transaction or Delisting will depend upon the value of the following inputs at that time: the price per share of the Company’s common stock, the volatility of the Company’s common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield.  The warrant requires use of a volatility assumption equal to the greater of (i) 100%, (ii) the 30-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction or Delisting, or (iii) the arithmetic average of the 10, 30, and 50-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction or Delisting.

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.  We could, at any point in time, ultimately incur amounts significantly different than the carrying value.  For example, as of March 31, 2011, the calculated cash settlement value of $19.9 million exceeded the fair value of $16.5 million.  The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of March 31, 2011
	March 4, 2011	March 31, 2011

Calculated aggregate value	$16,947,000	$16,528,000	$19,946,000	(1)
Exercise price per share of warrant	$2.88	$2.88	$2.88
Closing price per share of common stock	$2.60	$2.55	$2.55
Volatility	65.0%	65.0%	103.5	% (2)
Probability of Fundamental Transaction or Delisting	48.9%	48.9%	Not applicable
Expected term (years)	Not applicable	Not applicable	4.9
Risk-free interest rate	2.2%	2.3%	2.3%
Dividend yield	None	None	None

(1) Represents the net cash settlement value of the warrant as of March 31, 2011, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2) Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2011.

(11)         Stock-Based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of March 31, 2011, 1,446,137 shares of common stock were available for future grants under the Plan.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements
(unaudited)
(continued)
Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2010	1,377,710	$2.49
Granted	—	$—
Exercised	(6,206)	$0.44
Forfeited	(1,241)	$0.44
Outstanding at March 31, 2011	1,370,263	$2.50	8.40	$1,178,990

Vested and expected to vest at March 31, 2011	1,289,689	$2.48	8.36	$1,143,367

Exercisable at March 31, 2011	417,936	$1.51	6.74	$755,660

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended March 31, 2010 and 2011 was $196,081 and $257,246, respectively.  As of March 31, 2011, there was $1,611,866 of unrecognized compensation expense, net of forfeitures, related to unvested employee stock options and $50,361 of unrecognized compensation expense related to unvested non-employee director stock options, which is expected to be recognized over a weighted-average period of approximately 3.05 years.

(12)        Commitments and Contingencies

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016. Excluding the lease liability activity described in Note 7, rent expense under these operating leases was $179,739 and $189,759 for the three months ended March 31, 2010 and 2011, respectively.  The following table summarizes future minimum lease payments as of March 31, 2011:

2011	$705,282
2012	836,668
2013	856,669
2014	876,670
2015	896,671
2016	150,001
Total minimum lease payments	$4,321,961

Effective March 2011, the lease agreement for our corporate headquarters required us to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, we obtained letters of credit from a bank in favor of the landlord to satisfy the obligation.  In January 2011, we deposited $1.0 million with the landlord, which amount is recorded as a non-current other asset on the Company’s balance sheet as of March 31, 2011.  As of March 31, 2011, an outstanding letter of credit is satisfying the remaining obligation of $1.2 million.  The letter of credit is collateralized by an account held at the bank.  If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral.  If we fail to provide additional collateral, the bank has the right to withdraw the letter of credit.  In that event, the landlord would have the right to require us to deposit cash of up to $1.2 million in an account to satisfy our deposit obligation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, , in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended,  as well as in other documents filed by us with the SEC and include, among others: (i) the FDA could place our  Neo-Urinary Conduit clinical on clinical hold;  (ii) patients enrolled in our Neo-Urinary Conduit clinical trial may experience adverse events related to our product candidates, which could delay our clinical trial or cause us to terminate the development of the Neo-Urinary Conduit; (iii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iv) we have a substantial amount of debt that exposes us to risks that could adversely affect our business, operating results and financial condition; (v) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; and (vi) we will need to raise additional funds to execute our business plan beyond May 2012 and such financing may not be available to us or, if available, on terms acceptable to us.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of March 31, 2011, we had an accumulated deficit of $218.2 million, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at March 31, 2011 were $31.5 million, representing 72.7% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations through May 2012.  This period will be shortened if there are any significant increases in planned spending on development programs or if we are required to settle any outstanding warrants in cash.  We will need to raise additional funds to complete the Phase I clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that such financing will be available or, if available, on terms acceptable to us.

Recent Developments

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

In April 2011, we terminated the pediatric and adult Neo-Bladder Augment clinical trials.  Both trials have provided long-term follow-up data for all patients.  Pediatric patients in the neurogenic bladder in spina bifida trial have completed 36 months of follow-up and adult patients in the neurogenic bladder in spinal cord injury trial have completed 24 months of follow-up.   We subsequently withdrew the IND.

As was announced on May 12, 2011, with regard to our Neo-Urinary Conduit clinical trial, three patients have been enrolled and implanted in the clinical trial.  Clinical investigators have made surgical modifications in an effort to address conduit patency and vascular supply.  Based on clinical observations and complications to date, including recent events, we are extending the objective of reaching interim data in five patients into 2012.  We intend to provide an updated clinical timeline after a full assessment of the clinical data and plans for subsequent patient implants with investigators, the Data Safety Monitoring Committee and the FDA.

Warrants Issued in March 2011 Equity Financing
The warrants issued in our March 2011 equity financing contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange.

Assuming announcement of a Fundamental Transaction or Delisting, the net cash settlement value as of March 31, 2011 would have been approximately $19.9 million.  This value was calculated utilizing the Black-Scholes model required by the warrant using the following assumptions as of March 31, 2011:  closing price per share of common stock of $2.55, volatility of 103.5%, expected term of 4.9 years, risk-free interest rate of 2.3% and dividend yield of zero. This net cash settlement value is not fixed.  Therefore, the net cash settlement value at the time of any future Fundamental Transaction or Delisting will depend upon the assumption values at that time.

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

The following table summarizes our research and development expense for the three months ended March 31, 2010 and 2011:

	Three months ended March 31,
	2010	2011
	(in thousands)
Third-party direct program expenses:
Urologic	$124	$278
Renal	438	464
Total third-party direct program expenses	562	742
Other research and development expense	2,754	2,603
Total research and development expense	$3,316	$3,345

From our inception in July 2003 through March 31, 2011, we have incurred research and development expense of $107.9 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions.  There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2010 Annual Report on Form 10-K except for the following:

Warrant Liability

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price are accounted for as derivative liabilities under FASB Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ASC 815).  We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance.

In March 2011, we issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction.  We valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statements of Operations.

The warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event we complete subsequent equity financings at a price per share lower than the then-current warrant exercise price.  In addition, the warrants contain a net cash settlement provision under which the warrant holders may require us to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange.

The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction or a Delisting.  The net cash settlement value at the time of any future Fundamental Transaction or Delisting will depend upon the value of the following inputs at that time: the price per share of our common stock, the volatility of our common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and our dividend yield.  The warrant requires use of a volatility assumption equal to the greater of (i) 100%, (ii) the 30-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction or Delisting, or (iii) the arithmetic average of the 10, 30, and 50-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction or Delisting.

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, and our dividend yield.  Changes in these assumptions can materially affect the fair value estimate.  We could, at any point in time, ultimately incur amounts significantly different than the carrying value.  For example, as of March 31, 2011, the calculated cash settlement value of $19.9 million exceeded the fair value of $16.5 million.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of March 31, 2011
	March 4, 2011	March 31, 2011

Calculated aggregate value	$16,947,000	$16,528,000	$19,946,000	(1)
Exercise price per share of warrant	$2.88	$2.88	$2.88
Closing price per share of common stock	$2.60	$2.55	$2.55
Volatility	65.0%	65.0%	103.5	% (2)
Probability of Fundamental Transaction or Delisting	48.9%	48.9%	Not applicable
Expected term (years)	Not applicable	Not applicable	4.9
Risk-free interest rate	2.2%	2.3%	2.3%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of March 31, 2011, which value was calculated utilizing the Black-Scholes model specified in the warrant.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2011.

Results of Operations

Three Months Ended March 31, 2010 compared to the Three Months Ended March 31, 2011

Research and Development Expense.  Research and development expense for the three months ended March 31, 2010 and 2011 were comprised of the following:

	Three months ended March 31,		Increase (Decrease)
	2010	2011	$	%
	(in thousands)		(in thousands)
Compensation and related expense	$1,799	$1,808	$9	1%
External services – direct third parties	562	742	180	32%
External services – other	126	68	(58)	(46)%
Research materials and related expense	326	279	(47)	(14)%
Facilities and related expense	503	448	(55)	(11)%

Total research and development expense	$3,316	$3,345	$29	1%

Research and development expense increased primarily due to an increase in external services related to direct third-party expense of $0.2 million for the Neo-Urinary Conduit Phase 1 clinical trial.  This increase was offset in part by decreased purchases of laboratory supplies and other services.

General and Administrative Expense. General and administrative expense increased by $0.4 million, or 26%, from $1.4 million for the three months ended March 31, 2010 to $1.8 million for the three months ended March 31, 2011. The increase in general and administrative expense was due to $0.2 million of legal fees associated with the potential acquisition of the Company and increased compensation costs of $0.1 million.

Depreciation Expense. Depreciation expense decreased by $0.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due to an increased number of fully depreciated assets.

Other Expense. During the three months ended March 31, 2011, we recorded a non-cash charge of $0.9 million due to the initial recognition of a lease liability.  The liability resulted from a lease agreement entered into in February 2006 that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.

Interest Income (Expense).  Interest income remained consistent from the three months ended March 31, 2010 to the three months ended March 31, 2011. Interest expense for the three months ended March 31, 2011 decreased by $0.4 million, or 60%, from the three months ended March 31, 2010 due to lower average debt balances.

Change in Fair Value of Warrant Liability. During the three months ended March 31, 2011, we recorded a non-cash credit of $0.4 million on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued March 4, 2011 in connection with an equity financing.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on March 31, 2011 as compared to March 4, 2011.  During the three months ended March 31, 2010, we recorded a non-cash credit of $0.2 million on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified at that time.  The preferred stock warrants were reclassified from liability to stockholders’ equity upon the completion of our initial public offering in April 2010.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales.  We have a deficit accumulated during the development stage of $218.2 million as of March 31, 2011, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions.  We have funded our operations principally with proceeds from equity offerings and long-term debt.  The following table summarizes our equity funding sources as of March 31, 2011:

Issue	Year	Number of Shares		Net Proceeds (in thousands) (1)
Series A Redeemable Convertible Preferred Stock(2)	2004, 2005	1,668,311		$38,910
Series B Redeemable Convertible Preferred Stock(2)	2006	1,906,009		50,040
Series C Redeemable Convertible Preferred Stock(2)	2007, 2008	2,077,635		54,571
Initial Public Offering	2010	6,000,000		25,721
Private Placement	2011	11,079,250	(3)	28,941
		22,731,205		$198,183

(1)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

(2)	Number of shares represents the number of shares of common stock into which each series of preferred stock converted at the time of our initial public offering.

(3)	Excludes issuance of warrants to purchase 10,460,875 shares of common stock in connection with the private placement transaction.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $39.5 million through March 31, 2011, net of issuance costs. We currently have a working capital note with an outstanding principal of $5.0 million as of March 31, 2011, which borrowings were used for our general working capital needs. In addition, we have loans to fund equipment and other asset purchases with outstanding principal of $1.1 million as of March 31, 2011.

Effective March 2011, the lease agreement for our corporate headquarters required us to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, we obtained letters of credit from a bank in favor of the landlord to satisfy the obligation.  In January 2011, we deposited $1.0 million with the landlord, which amount is recorded as a non-current other asset on the Company’s balance sheet as of March 31, 2011.  As of March 2011, an outstanding letter of credit is satisfying the remaining obligation of $1.2 million.  The letter of credit is collateralized by an account held at the bank.  If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral.  If we fail to provide additional collateral, the bank has the right to withdraw the letter of credit.  In that event, the landlord would have the right to require us to deposit cash of up to $1.2 million in an account to satisfy our deposit obligation.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Statement of Cash Flows Data:	(in thousands)
Total cash provided by (used in):
Operating activities	$(5,676)	$(6,834)
Investing activities	1,411	(48)
Financing activities	(4,412)	26,389

(Decrease) increase in cash and cash equivalents	$(8,677)	$19,507

Operating Activities
Cash used in operating activities increased $1.2 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to an increase of $1.2 million in net operating assets and liabilities.  This increase was primarily due to the payment of a $1.0 million security deposit in connection with the lease for our corporate headquarters.

Investing Activities
Cash provided by investing activities decreased $1.5 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to a decrease in net purchases, sales, and redemptions of short-term investments of $1.5 million.

Financing Activities
Cash provided by financing activities increased $30.8 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, due primarily to receipt during the first quarter of 2011 of net proceeds of $29.1 million from our March 2011 equity financing and $4.9 million from the issuance of long-term debt, partially offset by an increase in repayments of long-term debt of $4.5 million.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of March 31, 2011, we had cash and cash equivalents of $31.5 million.

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

PART II.      OTHER INFORMATION

Item 1.          Legal Proceedings.

None

Item 1A.       Risk Factors.

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on March 30, 2011 other than as described below.

The impact to stockholders’ equity of certain provisions of the warrants issued in connection with our March 2011 private placement could lead to a delisting of the Company’s common stock and trigger the right of warrant holders to receive a cash payment, each of which would have a material adverse effect on our liquidity, ability to fund our operations and ability to raise additional capital.

In March 2011, we closed a private placement transaction pursuant to which we sold securities consisting of 11,079,250 shares of common stock and warrants, the PIPE warrants, to purchase 10,460,875 shares of common stock.  The warrant agreement gives each holder the option to receive a cash payment based on a Black-Scholes valuation of the warrant upon a change-in-control or upon a delisting, other than a stockholder-approved delisting, from the NASDAQ Global Market, where our common stock is currently traded, or from any other national securities exchange on which our common stock may be traded at the time.

National securities exchanges, including the NASDAQ Global Market, require listed companies to meet certain initial and continued listing requirements in order to have the securities of such listed companies traded on their respective exchanges.  For example, the NASDAQ Global Market requires listed companies to maintain either (i) a minimum aggregate market value of its traded securities of $50 million or (ii) stockholders’ equity of $10 million.  Similarly, the NASDAQ Capital Market requires listed companies to maintain either (i) a minimum aggregate market value of its traded securities of $35 million or (ii) stockholders’ equity of $2.5 million.  Other national securities exchanges have similar requirements.

The accounting standards for the PIPE warrants require recognition of the aggregate fair value of the PIPE warrants as a liability on our balance sheet and, as a result, the PIPE warrants will materially reduce our stockholders’ equity. As of March 31, 2011, the fair value of the PIPE warrants was $16.5 million, the value of stockholders’ equity was $16.4 million, and the aggregate market value of the Company’s common stock was $59.9 million.

If we are unable to maintain the requisite level of stockholders’ equity or maintain sufficient aggregate market value of the common stock held by our non-affiliates as required by either the NASDAQ Global Market or the NASDAQ Capital Market and we cannot meet the listing requirements of any other national securities exchange, our common stock could cease to be listed on a national securities exchange, which would have a material adverse impact on our stockholders’ ability to buy and sell our common stock and would severely limit our ability to raise additional capital.  Additionally, in the event of such a delisting, the holders of the PIPE warrants could demand that we make a cash payment to them reflecting the Black-Scholes valuation of the warrant at the time of the delisting.  Assuming announcement of a delisting, the net cash settlement value as of March 31, 2011 would have been approximately $19.9 million.  Both a delisting and the resulting cash payment to the holders of our PIPE warrants would have a material adverse effect on our business, financial condition and results of operations.

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

We are currently conducting a Phase I open-label, single-arm study of our Neo-Urinary Conduit in patients who are undergoing bladder removal due to bladder cancer.  We have designed this trial to assess the safety and preliminary efficacy of the Neo-Urinary Conduit.  This trial is also intended to allow our clinical investigators to optimize and, as necessary, modify the surgical implantation technique and post-operative care based on the experience gained by prior patients enrolled.  As we have limited experience with this product candidate in humans, we may have difficulty optimizing the surgical implantation of the Neo-Urinary Conduit.  Three patients have been enrolled and implanted in this clinical trial.  Clinical investigators have made surgical modifications in an effort to address conduit patency and vascular supply.  Based on clinical observations and complications to date, we are extending the objective of reaching interim data in five patients into 2012.  There can be no assurance that, as part of our Phase I clinical trial, patients will not experience additional complications and/or serious adverse events related to our Neo-Urinary Conduit.  Additionally, we may determine, based upon this trial, that our Neo-Urinary Conduit demonstrates limited safety and/or efficacy.  In light of the clinical observations and complications, the FDA may place our IND related to this trial on clinical hold, which would have a material adverse effect on our business.

In April 2011, we terminated two Phase II clinical trials for our Neo-Bladder Augment, involving ten pediatric and six adult patients and subsequently withdrew the IND.  During these trials we have seen certain serious adverse events and limited efficacy data beyond the one-year primary endpoint.  Specifically, three patients experienced perforation of the bladder that at the time of the occurrence was deemed by the respective clinical investigator to be clinically significant and probably related to our product candidate or implantation procedure.  Perforation of the bladder is a known complication in patients undergoing enterocystoplasty, the current standard of care for these patients.  A bladder perforation results in urine leakage through the bladder wall.  We believe the underlying cause of these bladder perforations varied from patient to patient, and may be related to complications that can occur in this patient population including abscesses, bacterial infections, small bowel obstructions or invasive urologic procedures.  As a result of these serious adverse events, the FDA placed our IND related to these clinical trials on hold.  We submitted a complete response in June 2009 and the FDA released the clinical hold in July 2009 with no recommended changes to our protocol, product candidate or implantation procedure.  In addition to these serious adverse events, we have seen limited efficacy of our Neo-Bladder Augment in patients.  As of the 36-month clinical follow-up of our pediatric patients, three of the ten patients continue to demonstrate sustained clinical benefit from our product candidate.  With respect to adult patients, as of the 24-month clinical follow-up, three of the six patients continued to demonstrate sustained clinical benefit from our product candidate.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

All information under this Item regarding our March 2011 private placement of common stock and warrants to purchase common stock has been previously reported on our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

Item 3.       Defaults Upon Senior Securities.

None

Item 4.       (Removed and Reserved)

Item 5.       Other Information.

Change in Control Payment Plan and Management Severance Plan

On May 11, 2011, our Board of Directors approved, based upon the recommendation of our Compensation Committee, the implementation of a Change in Control Payment Plan and a Management Severance Plan.  Our Board of Directors believes that the implementation of the Change in Control Payment Plan and the Management Severance Plan is in the best interest of the company and its stockholders.

As was previously disclosed by us on February 16, 2011, we were engaged in merger discussions with a third party related to the acquisition of the company, which merger discussions were ultimately terminated by the potential acquirer.  We may in the future decide to engage in other discussions with third parties regarding the potential acquisition of the Company.  Our Board believes that it is important to ensure that we will have the continuous dedication and objectivity of our key management personnel and other employees, notwithstanding the possibility, threat or occurrence of a change in control of the Company by providing such employees with certain economic benefits upon a change in control and also providing protection for such employees in the event their employment is terminated.

Under the terms of the Change in Control Payment Plan, our executive officers would receive promptly after the effective date of a change in control of the Company two times his or her then current annual base salary plus target bonus, assuming a 100% payout of such bonus.  The amounts payable to each of the executive officers under the plan will be offset by an amount equal to 50% of aggregate value to be received by each executive officer by virtue of his or her stock (other than stock purchased for fair value),  stock option and warrant ownership, net of any exercise price.  Pursuant to the plan, in the event the consideration received by our stockholders is less than $25 million, the amounts payable under the plan can be reduced by an amount proportionate to the extent to which $25 million exceeds the actual amount of stockholder consideration.  If the change in control payment constitutes a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code and would otherwise be subject to excise tax, the executive will receive the greater of, on an after-tax basis, the total amount of the payment provided for in the Change in Control Payment Plan or the highest amount that would not trigger excise tax.  The Change in Control Payment Plan will terminate, unless extended by the Board of Directors, on September 30, 2012.

Under the term of the severance plan, in the event (i) any of our executive officers’ employment is terminated by us as a result of job elimination, workforce reduction, or reorganization or (ii) he or she resigns under certain specified conditions including any material adverse change in his or her duties, authority, or responsibilities without his or her agreement, a move of our principal office more than 50 miles from the current office, our failure to pay such executive officer’s salary and other benefits when due (other than pursuant to an across the board reduction in the compensation of all senior management), such executive officer will, subject to his or her signing of a form of Release and Non-disparagement Agreement, be entitled to receive (i) in the case of the chief executive officer, continued payment of his base salary for 12 months, plus an amount equal to his annual target bonus (assuming 100% payout threshold) and continuation of his benefits, for the same period of time and (ii) with respect to all other executive officers, continued payment of his or her base salary for nine months, plus an amount equal to his or her annual target bonus (assuming 100% payout threshold) prorated through the date of termination and continuation of his or her benefits, for the same period of time.  This severance plan supersedes and replaces the prior severance arrangements with our executive officers.

If an executive officer is terminated in connection with a change in control of the Company, he or she would receive payments under each of the Change in Control Payment Plan and the Management Severance Plan.

Option Grants and Restricted Stock Awards

On May 11, 2011, our Compensation Committee and our Board of Directors granted our executive officers options to purchase common stock and also issued to such officers restricted common stock as set forth in the table below.  One quarter of the option grant vests on May 11, 2012 and the balance of the shares vest in a series of 12 successive equal quarterly installments over the 36-month period measured from May 11, 2012.  The exercise price per share for such options is $2.42, which was the closing price per share of our common stock on May 11, 2011.

One-quarter of the shares under the restricted common stock award vest on each of February 1, 2012, 2013, 2014 and 2015.  Our executive officers intend to enter into 10b5-1 trading plans to permit each of them to sell on each of the vesting dates a sufficient number of shares of common stock to cover the tax liability associated with such vesting.

Name and Title	Number of Shares under Option Grant	Restricted Stock Awards
Steven Nichtberger, MD, President and Chief Executive Officer	130,000	86,667
A. Brian Davis, Chief Financial Officer and Vice President, Finance	35,000	23,333
Timothy Bertram, Chief Scientific Officer and Executive Vice President, Science and Technology	60,000	40,000
Sunita Sheth, MD, Chief Medical Officer and Vice President Clinical and Regulatory Affairs	40,000	26,667
Mark Stejbach, Chief Commercial Officer and Vice President	40,000	26,667

Item 6.        Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number		Description	Reference No.

4.1		Warrant issued to Horizon Technology Finance Corporation, dated as of March 14, 2011	Exhibit 4.1 to the Form 8-K filed on March 16, 2011
4.2		Form of Warrant issued March 4, 2011	Exhibit 4.1 to the Form 8-K filed on March 1, 2011

10.1		Loan Agreement by and between the Company and Horizon Technology Finance Corporation, dated as of March 14, 2011	Exhibit 10.1 to the Form 8-K filed on March 16, 2011
10.2		Secured Promissory Note in favor of Horizon Technology Finance Corporation, dated as of March 14, 2011	Exhibit 10.2 to the Form 8-K filed on March 16, 2011
10.3		Form of Securities Purchase Agreement, among the Company and the purchasers thereto, dated March 1, 2011	Exhibit 10.1 to the Form 8-K filed on March 1, 2011
10.4		Form of the Registration Rights Agreement, between the Company and the Holders thereto	Exhibit 10.2 to the Form 8-K filed on March 1, 2011
10.5		Right of First Refusal and Right of First Negotiation between the Company and Medtronic, Inc., dated March 1, 2011	Exhibit 10.3 to the Form 8-K filed on March 1, 2011
10.6	#	Tengion, Inc. Change in Control Payment Plan	*

10.7	#	Tengion, Inc. Management Severance Pay Plan	*

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2		Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*      Filed herewith
#      Indicates a management contract or any compensatory plan, contract or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGION, INC.

Date: May 16, 2011	By:	/s/ Steven Nichtberger, MD
Steven Nichtberger, MD President and Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2011	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)