Form 10-Q
period 2011-06-30
TENGION INC
filed 2011-08-11
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐   No  ☒

As of August 3, 2011, there were 23,810,302 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q

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

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TENGION, INC.
(A Development-Stage Company)

Condensed Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31, 2010	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$11,972	$19,144
Short-term investments	—	6,102
Deferred equity offering costs	41	—
Prepaid expenses and other	492	583
Total current assets	12,505	25,829
Property and equipment, net of accumulated depreciation of $19,830 and $21,913 as of December 31, 2010 and June 30, 2011, respectively	11,492	9,415
Other assets	147	1,094
Total assets	$24,144	$36,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,016	$1,668
Current portion of lease liability	—	220
Accounts payable	1,194	753
Accrued expenses	2,843	2,090
Warrant liability	—	7,009
Other current liabilities	205	205
Total current liabilities	8,258	11,945
Long-term debt	4,585	3,948
Lease liability	—	672
Other liabilities	241	229
Total liabilities	13,084	16,794
Commitments and contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2010 and June 30, 2011, respectively	—	—
Common stock, $0.001 par value; 90,000 shares authorized; 12,386 and 23,810 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	12	24
Additional paid-in capital	222,231	234,834
Deficit accumulated during the development stage	(211,183)	(215,314)
Total stockholders’ equity	11,060	19,544
Total liabilities and stockholders’ equity	$24,144	$36,338

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

(A Development-Stage Company)

Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

					Period from July 10, 2003 (inception) through June 30, 2011
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Operating expenses:
Research and development	$3,253	$3,397	$6,569	$6,742	$111,306
General and administrative	1,470	2,038	2,882	3,814	38,516
Depreciation	1,219	971	2,446	2,098	22,109
Other expense	—	27	—	969	969
Total operating expenses	(5,942)	(6,433)	(11,897)	(13,623)	(172,900)
Interest income	17	13	27	27	8,486
Interest expense	(580)	(201)	(1,261)	(473)	(14,513)
Change in fair value of warrant liability	—	9,519	192	9,938	12,000
Net (loss) income	$(6,505)	$2,898	$(12,939)	$(4,131)	$(166,927)
Accretion of redeemable convertible preferred stock to redemption value	(364)	—	(3,993)	—
Net (loss) income attributable to common stockholders	$(6,869)	$2,898	$(16,932)	$(4,131)
Basic net (loss) income attributable to common stockholders per share	$(0.61)	$0.12	$(2.83)	$(0.21)
Diluted net (loss) income attributable to common stockholders per share	$(0.61)	$0.12	$(2.83)	$(0.21)

Shares used in computing basic and diluted net (loss) income attributable to common stockholders:
Basic	11,203	23,486	5,981	19,620
Diluted	11,203	23,968	5,981	19,620

The accompanying notes are an integral part of these financial statements

TENGION, INC.
(A Development-Stage Company)

Condensed Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)
(in thousands, except per share data)
(unaudited)

			Stockholders’ equity (deficit)
							Deficit accumulated during the development stage
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation
	Shares	Amount	Shares	Amount				Total

Balance, July 10, 2003	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	—	—	2,000	2	(2)	—	—	—
Effect of reverse stock split (see Note 3)	—	—	(1,862)	(2)	2	—	—	—
Net loss	—	—	—	—	—	—	(1,032)	(1,032)
Balance, December 31, 2003	—	—	138	—	—	—	(1,032)	(1,032)
Issuance of Series A Redeemable Convertible Preferred stock at $1.62 per share, net of expenses	18,741	30,126	—	—	—	—	—	—
Conversion of notes payable, including interest	2,203	3,562	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees	—	—	240	1	336	(336)	—	1
Issuance of common stock to consultants	—	—	140	—	21	—	—	21
Issuance of common stock to convertible noteholders	—	—	93	—	67	—	—	67
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	14	(14)	—	—
Amortization of deferred compensation	—	—	—	—	—	23	—	23
Change in value of restricted common stock subject to vesting	—	—	—	—	11	(11)	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,035	—	—	—	—	(1,035)	(1,035)
Net loss	—	—	—	—	—	—	(2,438)	(2,438)
Balance, December 31, 2004	20,944	34,723	611	1	449	(338)	(4,505)	(4,393)
Issuance of Series A Redeemable Convertible Preferred stock at $1.62 per share, net of expenses	3,247	5,223	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees at $2.32 per share	—	—	60	—	140	(139)	—	1
Issuance of warrants to purchase preferred stock to noteholders	—	—	—	—	681	—	—	681
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	7	(7)	—	—
Amortization of deferred compensation	—	—	—	—	—	111	—	111
Accretion of redeemable convertible preferred stock to redemption value	—	3,164	—	—	—	—	(3,164)	(3,164)
Net loss	—	—	—	—	—	—	(9,627)	(9,627)
Balance, December 31, 2005	24,191	43,110	671	1	1,277	(373)	(17,296)	(16,391)
Issuance of Series B Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	27,637	50,040	—	—	—	—	—	—
Issuance of restricted common stock to employees	—	—	3	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	4	—	9	—	—	9
Repurchased nonvested restricted stock	—	—	(14)	—	—	—	—	—
Reclassification of deferred compensation	—	—	—	—	(373)	373	—	—
Reclassification of warrants to purchase preferred stock	—	—	—	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	—	—	400	—	—	400
Accretion of redeemable convertible preferred stock to redemption value	—	5,640	—	—	—	—	(5,640)	(5,640)
Net loss	—	—	—	—	—	—	(20,873)	(20,873)
Balance, December 31, 2006	51,828	98,790	664	1	632	—	(43,809)	(43,176)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	18,333	33,219	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	16	—	60	—	—	60
Repurchased vested restricted stock	—	—	(5)	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	—	—	664	—	—	664
Accretion of redeemable convertible preferred stock to redemption value	—	8,742	—	—	—	—	(8,742)	(8,742)
Net loss	—	—	—	—	—	—	(30,988)	(30,988)
Balance, December 31, 2007	70,161	$140,751	675	$1	$1,262	$—	$(83,539)	$(82,276)

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Condensed Statements of Redeemable Convertible Preferred Stock
 and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except per share data)
 (unaudited)

			Stockholders’ equity (deficit)
							Deficit accumulated during the development stage
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2007	70,161	140,751	675	1	1,262	—	(83,539)	(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	8	—	28	—	—	28
Repurchased vested restricted stock	—	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	682	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	20	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	702	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	32	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	5,652	5	191,904	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	6,000	6	25,721	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	12,386	12	222,231	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	11,079	11	28,930	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	34	1	14	—	—	15
Issuance of restricted stock to employees	—	—	311	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	501	—	—	501
Net loss	—	—	—	—	—	—	(4,131)	(4,131)
Balance, June 30, 2011	—	$—	23,810	$24	$234,834	$—	$(215,314)	$19,544

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

(A Development-Stage Company)

Condensed Statements of Cash Flows
(in thousands)
 (unaudited)

	Six Months Ended June 30,		Period from July 10, 2003 (inception) through June 30, 2011
	2010	2011
Cash flows from operating activities:
Net income (loss)	$(12,939)	$(4,131)	$(166,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,446	2,098	22,109
Change in fair value of warrant liability	(192)	(9,938)	(12,000)
Change in value of lease liability	—	969	969
Loss on disposition of property and equipment	2	—	119
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	166	100	2,486
Noncash rent expense (income)	3	(12)	229
Stock-based compensation expense	434	501	4,846
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17)	(968)	(1,794)
Accounts payable	(881)	(359)	794
Accrued expenses and other	(57)	(900)	2,358
Net cash used in operating activities	(11,035)	(12,640)	(146,960)
Cash flows from investing activities:
Purchases of short-term investments	(13,050)	(6,102)	(317,544)
Sales and redemption of short-term investments	10,000	—	311,591
Cash paid for property and equipment	(108)	(61)	(31,654)
Proceeds from the sale of property and equipment	—	—	11
Net cash provided by (used in) investing activities	(3,158)	(6,163)	(37,596)
Cash flows from financing activities:
Proceeds from sales of redeemable convertible preferred stock and warrants, net	—	—	139,960
Proceeds (offering costs) from sales of common stock and warrants, net	25,906	29,025	54,919
Repurchase of restricted stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	—	4,908	39,517
Payments on long-term debt	(6,639)	(7,958)	(30,602)
Net cash provided by (used in) financing activities	19,267	25,975	203,700
Net increase (decrease) in cash and cash equivalents	5,074	7,172	19,144
Cash and cash equivalents, beginning of period	16,804	11,972	—
Cash and cash equivalents, end of period	$21,878	$19,144	$19,144

Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to stockholder for consulting expense	—	—	210
Fair value of warrants issued with long-term debt	—	105	2,290
Fair value of warrants issued with sale of common stock	—	16,947	16,947
Conversion of redeemable convertible preferred stock into 5,652 shares of common stock	191,909	—	191,909
Conversion of warrant liability	123	—	123
Noncash property and equipment additions	31	—	—

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

The Company has incurred losses since inception and has a deficit accumulated during the development stage of $215.3 million as of June 30, 2011, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions. In March 2011, the Company closed a private placement transaction, pursuant to which the Company received net proceeds of approximately $28.9 million.  In March 2011, the Company also refinanced its working capital loan.  See Notes 8 and 9 for additional information.  Based upon its current expected level of operating expenditures and debt repayment, and assuming it is not required to settle any outstanding warrants in cash, the Company expects to be able to fund its operations through May 2012.  The Company continues to explore external financing alternatives, including entering into collaborative agreements, that will be needed to fund its operations and to commercially develop its products. In the event financing is not obtained, the Company could pursue headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.  There is no assurance that such financing will be available when needed or, if available, on terms acceptable to the Company.

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

Notes to Condensed Financial Statements – (continued)
(unaudited)

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

(5)	Net (Loss) Income Attributable to Common Stockholders Per Share

Basic net (loss) income attributable to common stockholders per share is calculated by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding.  Diluted net (loss) income attributable to common stockholders per share includes the determinants of basic net (loss) income attributable to common stockholders per share and, in addition, reflects the dilutive effect of stock options and restricted stock. The following table presents computations of net (loss) income per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator for basic and diluted net (loss) income per share – net (loss) income attributable to common stockholders	$(6,869)	$2,898	$(16,932)	$(4,131)
Denominator for basic net (loss) income attributable to common stockholders per share – weighted-average common shares outstanding	11,203	23,486	5,981	19,620
Effect of dilutive securities:
Stock options	—	285	—	—
Restricted stock	—	197	—	—
Dilutive potential common shares	—	482	—	—
Denominator for diluted net (loss) income attributable to common stockholders per share – weighted-average number of common shares outstanding and dilutive potential common shares	11,203	23,968	5,981	19,620
Basic net (loss) income attributable to common stockholders per share	$(0.61)	$0.12	$(2.83)	$(0.21)
Diluted net (loss) income attributable to common stockholders per share	$(0.61)	$0.12	$(2.83)	$(0.21)

The following potential common shares have been excluded from the calculation of diluted net (loss) income per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Shares underlying warrants outstanding	114,342	10,645,888	114,342	10,645,888
Shares underlying options outstanding	888,094	1,245,667	888,094	1,755,038
Unvested restricted stock	—	—	—	309,450

(6)	Short-term Investments and Fair Value of Financial Instruments

As of December 31, 2010 and June 30, 2011, the carrying amounts of financial instruments held by the Company, which include cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments.  In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.  See below and Note 10 for a discussion of fair value of the warrants.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

Short-term investments consist of investments in commercial paper and U.S. government agency and corporate securities as of June 30, 2011. The Company has the ability and intent to hold these investments until maturity and, therefore, has classified the investments as held-to-maturity. Due to the short-term nature of these investments, unrealized gains and losses have been deemed temporary and, therefore, not recognized in the accompanying financial statements. Income generated from short-term investments is recorded to interest income. As of June 30, 2011, the investments are classified as short-term as the dates to maturity of such instruments are less than one year.

The following is a summary of the Company’s short-term investments (in thousands):

	December 31, 2010	June 30, 2011
Held-to-Maturity
Marketable securities……………………………………..	$—	$6,102
Total Short-term investments…………………………………	$—	$6,102

Fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2011 (in thousands).

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2010:
Assets:
Cash and cash equivalents	$11,972	$—	$—	$11,972

At June 30, 2011:
Assets:
Cash and cash equivalents	$19,144	$—	$—	$19,144
Short-term investments	6,102	—	—	6,102
	$25,246	$—	$—	$25,246
Liabilities:
Warrant liability	$—	$—	$7,009	$7,009

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):
Warrant liability

Balance at December 31, 2010	$—
Issuance of warrants	16,947
Change in fair value of warrant liability	(9,938)
Balance at June 30, 2011	$7,009

The fair value of the warrant liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 10 for further discussion of the warrant liability.

(7)	Lease Liability

The Company entered into an agreement in February 2006 to lease warehouse space effective March 1, 2011, at which time the Company determined it was not likely to utilize the space during the five-year lease term.  Therefore, the Company recorded a liability as of March 1, 2011, the cease-use date, for the fair value of its obligations under the lease.  The most significant assumptions used in determining the amount of the estimated liability are the potential sublease revenues and the credit-adjusted risk-free rate utilized to discount the estimated future cash flows.

As of March 1, 2011, the Company recorded a liability and corresponding expense, which is included in other expense on the statement of operations, of $0.9 million, based on the Company’s estimate of the fair value of its obligations.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

The following table summarizes the activity related to the lease liability for the six months ended June 30, 2011 (in thousands).

	Initial fair value as of March 1, 2011	Payments	Additional Charges to Operations	Balance at June 30, 2011
Lease liability	$ 933	$ (77)	$36	$ 892

(8)	Debt

Total debt outstanding consists of the following (in thousands):

	December 31, 2010	June 30, 2011
Working Capital Note	$7,257	$5,000
Equipment and Supplemental Working Capital Notes	1,015	551
Machinery and Equipment Loan	477	242
Unamortized debt discount	(148)	(177)
	8,601	5,616
Less current portion	(4,016)	(1,668)
	$4,585	$3,948

Working Capital Note

The Company has an outstanding working capital loan (the Working Capital Note) that was utilized to fund working capital needs of the Company.  In March 2011, the Company refinanced the outstanding debt owed to its lender of the Working Capital Note.  Pursuant to the terms of the refinancing, the Company simultaneously borrowed $5 million and repaid the then outstanding principal amount of $4.5 million.  Borrowings under the Working Capital Note are secured by all assets of the Company, except for Intellectual Property and permitted liens that have priority, including liens on equipment subsequently acquired to secure the purchase price or lease obligation, as defined in the loan agreement.  The Company is obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.  In connection with the refinancing, the Company granted a warrant to the lender to purchase 70,671 shares of common stock.  The fair value of the warrant issued in connection with the refinancing was $0.1 million, using the Black-Scholes model.  See Note 10 for further discussion on warrants.

The Company recorded interest expense related to the Working Capital Note of $0.4 million and $0.1 million for the three months ended June 30, 2010 and June 30, 2011, respectively.  The Company recorded interest expense related to the Working Capital Note of $0.9 million and $0.3 million for the six months ended June 30, 2010 and June 30, 2011, respectively.

The relative fair value of the warrants issued to the lender of the Working Capital Note has been recorded against the carrying value as an original issue discount (OID), which is being amortized as interest expense over the term of the Working Capital Note. The Company recognized a noncash charge to interest expense of $62,508 and $16,970 for the three months ended June 30, 2010 and 2011, respectively, for the amortization of OID.  The Company recognized a noncash charge to interest expense of $0.1 million and $71,999 for the six months ended June 30, 2010 and 2011, respectively, for the amortization of OID.

Equipment and Supplemental Working Capital Notes

In 2005, the Company executed a loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2010. Borrowings under the Equipment and Supplemental Working Capital Note are secured by equipment, as defined in the loan agreements.  As of June 30, 2011, the Equipment Note and the Supplemental Working Capital Note bear interest at an average rate of 11.69% and 13.52%, respectively.  The Company will make its final monthly principal and interest payment in April 2012 for each of the Equipment Note and the Supplemental Working Capital Note.  The Company recorded interest expense related to the Equipment and Supplemental Working Capital Notes of $75,595 and $19,304 for the three months ended June 30, 2010 and 2011, respectively.  The Company recorded interest expense related to the Equipment and Supplemental Working Capital Notes of $0.2 million and $45,693 for the six months ended June 30, 2010 and 2011, respectively.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

The relative fair value of the warrants issued to the lender of the Equipment and Supplemental Working Capital Notes has been recorded against the carrying value as OID, which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes.  The Company recognized a noncash charge to interest expense of $9,468 and $2,542 for the three months ended June 30, 2010 and 2011, respectively, for the amortization of OID.  The Company recognized a noncash charge to interest expense of $18,936 and $5,178 for the six months ended June 30, 2010 and 2011, respectively, for the amortization of OID.

Machinery and Equipment Loan

In December 2007, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases (MELF Loan) through December 31, 2010.  Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement.  Under the terms of the MELF Loan, the Company has a four year period of payments of principal and accrued interest at an annual interest rate of 5% until September 2011 and 5.25% from September 2011 through maturity of the loan. The Company recorded interest expense related to the MELF Loan of $9,787 and $4,012 for the three months ended June 30, 2010 and 2011, respectively.  The Company recorded interest expense related to the MELF Loan of $20,973 and $9,495 for the six months ended June 30, 2010 and 2011, respectively.

In connection with the Working Capital Note, Equipment Note, Supplemental Working Capital Note, and the MELF Loan, the Company incurred financing costs of $0.3 million, recorded as other assets on the accompanying balance sheets, which are being amortized on a straight-line basis until maturity of the related notes. The Company recorded amortization of deferred financing costs of $11,073 and $11,727 during the three months ended June 30, 2010 and 2011, respectively, which was included in interest expense on the accompanying statements of operations.  The Company recorded amortization of deferred financing costs of $22,146 and $23,281 during the six months ended June 30, 2010 and 2011, respectively, which was included in interest expense on the accompanying statements of operations.

(9)	Capital Structure

Initial Public Offering

In April 2010, the Company completed its initial public offering, selling 6,000,000 shares of common stock at an initial public offering price of $5.00 per share resulting in gross proceeds of $30.0 million.  Net proceeds received after underwriting fees and offering expenses were $25.7 million.  In connection with the closing of the initial public offering, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into an aggregate of 5,651,955 shares of common stock, and all outstanding warrants to purchase preferred stock were converted into warrants to purchase 110,452 shares of common stock.

March 2011 Equity Financing

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 11,079,250 shares of common stock and warrants to purchase 10,460,875 shares of common stock.  The purchase price per security was $2.83.  The Company received net proceeds of $28.9 million. See Note 10 for discussion of the warrant liability.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011.  The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.  In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors.  If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of June 30, 2011, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

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

The following table summarizes outstanding warrants to purchase common stock as of June 30, 2011:

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
	10,645,888

Equity-classified Warrants

In March 2011, the Company granted a warrant to a lender to purchase 70,671 shares of common stock in connection with the refinancing of the Company’s Working Capital Note.  See Note 8 for a discussion of the refinancing.  The Company determined the fair value of the warrant as of the date of grant was $1.49 per share by utilizing the Black-Scholes model.  In estimating the fair value of the warrant, the Company utilized the following inputs: closing price per share of common stock of $2.74, volatility of 64.96%, expected term of 5 years, risk-free interest rate of 2.0% and dividend yield of zero.

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

Prior to the Company’s initial public offering, the warrants were classified as a warrant liability on the balance sheet because the warrants entitled the holder to purchase shares of preferred stock, which the holder could have caused the Company to redeem at the option of the holder.  Subsequent to the closing of the initial public offering, the warrants no longer are exercisable for a redeemable security, and therefore such warrants are now classified within stockholders’ equity.

The aggregate fair value of these warrants as of date of the initial public offering was lower than the aggregate fair value as of December 31, 2009, resulting in a noncash credit to change in fair value of common stock warrants of $0.2 million during the six months ended June 30, 2010.

Liability-classified Warrants

In March 2011, the Company issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction (see Note 9).  Each warrant is exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $2.88, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.  During the three and six months ended June 30, 2011, the Company recorded non-operating income of $9.5 million and $9.9 million, respectively, due to decreases in the estimated fair value of these warrants.

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

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.  We could, at any point in time, ultimately incur amounts significantly different than the carrying value.  For example, as of June 30, 2011, the calculated cash settlement value of $7.5 million exceeded the fair value of $7.0 million.  The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:			Net cash settlement value as of June 30, 2011
	March 4, 2011	March 31, 2011	June 30, 2011
Calculated aggregate value (in thousands)	$16,947	$16,528	$7,009	$7,509 (1)
Exercise price per share of warrant	$2.88	$2.88	$2.88	$2.88
Closing price per share of common stock	$2.60	$2.55	$1.20	$1.20
Volatility	65.0%	65.0%	80.0%	100.0% (2)
Probability of Fundamental Transaction or Delisting	48.9%	48.9%	48.9%	Not applicable
Expected term (years)	Not applicable	Not applicable	Not applicable	4.7
Risk-free interest rate	2.2%	2.3%	1.6%	1.6%
Dividend yield	None	None	None	None

_________
(1)	Represents the net cash settlement value of the warrant as of June 30, 2011, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2011.

(11)	Stock-Based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of June 30, 2011, 724,512 shares of common stock were available for future grants under the Plan.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2010	1,377,710	$2.49
Granted	466,175	$2.42
Exercised	(33,734)	$0.44
Forfeited	(55,113)	$2.33
Outstanding at June 30, 2011	1,755,038	$2.51	8.6	$386

Vested and expected to vest at June 30, 2011	1,614,721	$2.49	8.5	$378

Exercisable at June 30, 2011	454,983	$1.82	6.7	$267

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended June 30, 2010 and 2011 was $0.2 million and $0.2 million, respectively.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the six months ended June 30, 2010 and 2011 was $0.4 million and $0.5 million, respectively.   As of June 30, 2011, there was $1.5 million of unrecognized compensation expense, net of forfeitures, related to unvested employee stock options and $37,320 of unrecognized compensation expense related to unvested non-employee director stock options.  The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.2 years.

Total stock-based compensation expense recognized for stock options to non-employee for the three months ended June 30, 2010 was $6,757.  The Company recognized a credit of $1,459 for the three months ended June 30, 2011 due to the decline in the per-share fair value of the outstanding options granted to non-employees.  Total stock-based compensation expense recognized for stock options to non-employee for the six months ended June 30, 2010 and 2011 was $8,321 and $5,968, respectively.   As of June 30, 2011, there was $8,971 of unrecognized compensation expense related to unvested non-employee stock options.  The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 1 year.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2010	—	$—
Granted	310,783	$2.42
Vested	—	$—
Forfeited	(1,333)	$2.42
Nonvested at June 30, 2011	309,450	$2.42

Total stock-based compensation expense recognized for restricted stock to employees for the three and six months ended June 30, 2011 was $38,365. As of June 30, 2011, there was $0.4 million of unrecognized compensation expense, net of forfeitures, related to unvested employee restricted stock.  The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.6 years.

Tengion, Inc.
(A Development-Stage Company)

Notes to Condensed Financial Statements – (continued)
(unaudited)

(12)	Commitments and Contingencies

Resignation of Chief Executive Officer

In June 2011, the Company entered into a severance agreement with its president and chief executive officer.  The severance agreement provided for the employee to receive 12 monthly severance payments equal to his current monthly salary and a one-time cash payment equal to his target bonus amount for 2011.  In addition, twenty-five percent (25%) of his unvested restricted stock and unvested stock options vested immediately.  During the quarter ended June 30, 2011, the Company recorded compensation expense within general and administrative expense and a corresponding liability of $0.7 million included in accrued expenses for the estimated value of the Company’s obligations under the severance agreement.  The Company anticipates making payments of $0.5 million during 2011 and $0.2 million during 2012 in connection with the severance agreement.  The Company also recognized an immaterial non-cash credit within general and administrative expense in connection with the modification of vesting terms of the employee’s unvested restricted stock and unvested stock options.

Operating Leases

The Company leases office space and office equipment under operating leases, which expire at various times through October 2016. Excluding the lease liability activity described in Note 7, rent expense under these operating leases was $0.2 million and $0.2 million for the three months ended June 30, 2010 and 2011, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2010 and 2011, respectively.  The following table summarizes future minimum lease payments as of June 30, 2011 (in thousands):

2011	$494
2012	991
2013	1,015
2014	1,039
2015	1,063
2016	277
Total minimum lease payments	$4,879

Effective March 2011, the lease agreement for the Company’s corporate headquarters requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, the Company obtained letters of credit from a bank in favor of the landlord to satisfy the obligation.  In January 2011, the Company deposited $1.0 million with the landlord, which amount is recorded as a non-current other asset on the Company’s balance sheet as of June 30, 2011.  As of June 30, 2011, an outstanding letter of credit is satisfying the remaining obligation of $1.2 million.  The letter of credit is collateralized by an account held at the bank.  If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral.  If the Company fails to provide additional collateral, the bank has the right to withdraw the letter of credit.  In that event, the landlord would have the right to require the Company to deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

In May 2011, the Company exercised the first five-year renewal option under its lease for laboratory space in Winston-Salem, North Carolina.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million commencing in October 2011.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) our ability to identify and retain a new Chief Executive Officer; (iv )the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (v) the rate and degree of market acceptance and clinical utility of our products; (vi) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vii) our ability to identify and develop product candidates; (viii) our commercialization, marketing and manufacturing capabilities and strategy; (ix) our intellectual property position; (x) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (xi) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, , in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, as amended,  as well as in other documents filed by us with the SEC and include, among others: (i) we may not be able to find a suitable candidate for the position of chief executive officer or that we may be unable to retain such person on mutually acceptable terms; (ii) the FDA could place our  Neo-Urinary Conduit clinical on clinical hold; (iii) patients enrolled in our Neo-Urinary Conduit clinical trial may experience adverse events related to our product candidates, which could delay our clinical trial or cause us to terminate the development of the Neo-Urinary Conduit; (iv) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (v) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; and (vi) we will need to raise additional funds to execute our business plan beyond May 2012 and such financing may not be available to us or, if available, on terms acceptable to us.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

We believe we are the only regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of replacement neo-organs, which we define as products composed of living cells, with or without synthetic or natural materials, implanted into the body to incorporate, replace or regenerate a damaged tissue or organ.  Our Organ Regeneration Platform enables us to create proprietary product candidates that are intended to harness the intrinsic regenerative pathways of the body to produce a range of native-like organs and tissues.  Our product candidates are intended to eliminate the need to utilize other tissues of the body for a purpose to which they are poorly suited, to procure donor organs or to administer anti-rejection medications. We are developing neo-organs in our scalable manufacturing facilities using efficient and repeatable proprietary processes, and have implanted neo-organs in our clinical trials. We intend to develop our technology to address unmet medical needs in urologic, renal, and other diseases and disorders.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of June 30, 2011, we had an accumulated deficit of $215.3 million, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash, cash equivalents and short-term investments at June 30, 2011 were $25.2 million, representing 69.5% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations through May 2012.  This period will be shortened if there are any significant increases in planned spending on development programs or if we are required to settle any outstanding warrants in cash.  We will need to raise additional funds to complete the Phase I clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that such financing will be available or, if available, on terms acceptable to us.

Recent Developments

In June 2011, we entered into a severance agreement with our president and chief executive officer.  The severance agreement provided for the employee to receive 12 monthly severance payments equal to his current monthly salary and a one-time cash payment equal to his target bonus amount for 2011.  In addition, twenty-five percent (25%) of his unvested restricted stock and unvested stock options vested immediately.  During the quarter ended June 30, 2011, we recorded compensation expense within general and administrative expense and a corresponding liability of $0.7 million included within accrued expenses for the estimated value of our obligations under the severance agreement.  We anticipate making payments of $0.5 million during 2011 and $0.2 million during 2012 in connection with the severance agreement.  We also recognized an immaterial non-cash credit within general and administrative expense in connection with the modification of vesting terms of the employee’s unvested restricted stock and unvested stock options.

In May 2011, we exercised the first five-year renewal option under our lease for laboratory space in Winston-Salem, North Carolina.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million commencing in October 2011.

Financial Operations Overview

Research and Development Expense
Our research and development expense consists of expenses incurred in developing and testing our product candidates and are expensed as incurred. Research and development expense include:

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

The following table summarizes our research and development expense for the three and six months ended June 30, 2010 and 2011 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2011	Change	2010	2011	Change
Third-party direct program expenses:
Urologic	$109	$151	$42	$232	$429	$197
Renal	504	648	144	943	1,112	169
Total third-party direct program expenses	613	799	186	1,175	1,541	366
Other research and development expense	2,640	2,598	(42)	5,394	5,201	(193)
Total research and development expense	$3,253	$3,397	$144	$6,569	$6,742	$173

From our inception in July 2003 through June 30, 2011, we have incurred research and development expense of $111.3 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

In March 2011, we issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction.  We valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statements of Operations.  During the three and six months ended June 30, 2011, we recorded non-operating income of $9.5 million and $9.9 million, respectively, due to decreases in the estimated fair value of the warrants.

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

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, and our dividend yield.  Changes in these assumptions can materially affect the fair value estimate.  We could, at any point in time, ultimately incur amounts significantly different than the carrying value.  For example, as of June 30, 2011, the calculated cash settlement value of $7.5 million exceeded the fair value of $7.0 million.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:			Net cash settlement value as of June 30, 2011
	March 4, 2011	March 31, 2011	June 30, 2011
Calculated aggregate value (in thousands)	$16,947	$16,528	$7,009	$7,509 (1)
Exercise price per share of warrant	$2.88	$2.88	$2.88	$2.88
Closing price per share of common stock	$2.60	$2.55	$1.20	$1.20
Volatility	65.0%	65.0%	80.0%	100.0% (2)
Probability of Fundamental Transaction or Delisting	48.9%	48.9%	48.9%	Not applicable
Expected term (years)	Not applicable	Not applicable	Not applicable	4.7
Risk-free interest rate	2.2%	2.3%	1.6%	1.6%
Dividend yield	None	None	None	None

________________
(1)	Represents the net cash settlement value of the warrant as of June 30, 2011, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2011.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2010 and 2011

Research and Development Expense.  Research and development expense for the three and six months ended June 30, 2010 and 2011 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2011	Change	2010	2011	Change
Compensation and related expense	$1,807	$1,775	$(32)	$3,606	$3,582	$(24)
External services – direct third parties	613	799	186	1,175	1,541	366
External services – other	117	77	(40)	243	146	(97)
Research materials and related expense	279	275	(4)	605	553	(52)
Facilities and related expense	437	471	33	940	920	(20)
Total research and development expense	$3,253	$3,397	$144	$6,569	$6,742	$173

Research and development expense were $3.3 million and $3.4 million for the three months ended June 30, 2010 and 2011, respectively, and $6.6 million and $6.7 million for the six months ended June 30, 2010 and 2011, respectively.  The increases for the three and six months ended June 30, 2011 were primarily due to increases in external services related to direct third-party expense for the Neo-Urinary Conduit Phase 1 clinical trial.  These increases were offset in part by decreases in other external services.

General and Administrative Expense. General and administrative expense for the three and six months ended June 30, 2010 and 2011 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2010	2011	Change	2010	2011	Change
Compensation and related expense	$848	$1,519	$671	$1,718	$2,502	$784
Professional fees	469	355	(114)	913	985	72
Facilities and related expense	88	78	(10)	178	171	(7)
Insurance, travel and other expenses	65	86	21	73	156	83
Total general and administrative expense	$1,470	$2,038	$568	$2,882	$3,814	$932

General and administrative expense were $1.5 million and $2.0 million for the three months ended June 30, 2010 and 2011, respectively, and $2.9 million and $3.8 million for the six months ended June 30, 2010 and 2011, respectively.  The increases for the three and six months ended June 30, 2011 were primarily due to the recognition of one-time termination benefits incurred by the Company during the second quarter of 2011 totaling $0.7 million  in connection with a severance agreement.

Depreciation Expense. Depreciation expense was $1.2 million and $1.0 million for the three months ended June 30, 2010 and 2011, respectively, and $2.4 million and $2.1 million for the six months ended June 30, 2010 and 2011, respectively.  The decrease for the three and six months ended June 30, 2011 was primarily due to an increased number of fully depreciated assets.

Other Expense. Other expense was $1.0 million for the six months ended June 30, 2011.  During the six months ended June 30, 2011, we recorded a non-cash charge of $0.9 million due to the initial recognition of a lease liability.  The liability resulted from a lease agreement entered into in February 2006 that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.

Interest Income (Expense).  Interest income was $17,000 and $13,000 for the three months ended June 30, 2010 and 2011, respectively.  The decrease was primarily due to decreased average cash balances.  Interest expense was $0.6 million and $0.2 million for the three months ended June 30, 2010 and 2011, respectively.  The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Interest income was $27,000 for each of the six months ended June 30, 2010 and 2011, respectively.   Interest expense was $1.3 million and $0.5 million for the six months ended June 30, 2010 and 2011, respectively.  The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Change in Fair Value of Warrant Liability. During the three and six months ended June 30, 2011, we recorded a non-cash credit of $9.5 million and $9.9 million, respectively, on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on each quarter-end reporting date.  During the three and six months ended June 30, 2010, we recorded a non-cash credit of $0 and $0.2 million respectively, on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified at that time.  The preferred stock warrants were reclassified from liability to stockholders’ equity upon the completion of our initial public offering in April 2010.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales.  We have a deficit accumulated during the development stage of $215.3 million as of June 30, 2011, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions.  We have funded our operations principally with proceeds from equity offerings and long-term debt.  The following table summarizes our equity funding sources as of June 30, 2011:

Issue	Year	Number of Shares		Net Proceeds (in thousands) (1)
Series A Redeemable Convertible Preferred Stock(2)	2004, 2005	1,668,311		$38,911	(3)
Series B Redeemable Convertible Preferred Stock(2)	2006	1,906,009		50,040
Series C Redeemable Convertible Preferred Stock(2)	2007, 2008	2,077,635		54,571
Initial Public Offering	2010	6,000,000		25,727
Private Placement	2011	11,079,250	(4)	28,941
		22,731,205		$198,190
__________________
(1)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

(2)	Number of shares represents the number of shares of common stock into which each series of preferred stock converted at the time of our initial public offering.

(3)	Includes $3,562 from conversion of notes payable and related interest.

(4)	Excludes issuance of warrants to purchase 10,460,875 shares of common stock in connection with the private placement transaction.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $39.5 million through June 30, 2011, net of issuance costs. We currently have a working capital note with an outstanding principal of $5.0 million as of June 30, 2011, which borrowings were used for our general working capital needs. In addition, we have loans to fund equipment and other asset purchases with outstanding principal of $0.8 million as of June 30, 2011.

Effective March 2011, the lease agreement for our corporate headquarters required us to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, we obtained letters of credit from a bank in favor of the landlord to satisfy the obligation.  In January 2011, we deposited $1.0 million with the landlord, which amount is recorded as a non-current other asset on the Company’s balance sheet as of June 30, 2011.  As of March 2011, an outstanding letter of credit is satisfying the remaining obligation of $1.2 million.  The letter of credit is collateralized by an account held at the bank.  If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral.  If we fail to provide additional collateral, the bank has the right to withdraw the letter of credit.  In that event, the landlord would have the right to require us to deposit cash of up to $1.2 million in an account to satisfy our deposit obligation.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2010 and 2011 (in thousands):

	Six months ended June 30,
	2010	2011	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(11,035)	$(12,640)	$(1,605)
Investing activities	(3,158)	(6,163)	(3,005)
Financing activities	19,267	25,975	6,708
Increase (decrease) in cash and cash equivalents	$5,074	$7,172	$2,098

Operating Activities
Cash used in operating activities increased $1.6 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to an increase of $1.3 million in net operating assets and liabilities.  This increase was primarily due to the payment of a $1.0 million security deposit in connection with the lease for our corporate headquarters.

Investing Activities
Cash used in investing activities increased $3.0 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to an increase in purchases, net of sales and redemptions, of short-term investments of $3.0 million.

Financing Activities
Cash provided by financing activities increased $6.7 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, primarily due to a decrease in net payments made on long-term debt of $3.6 million, and an increase of $3.1 million in net proceeds from sales of common stock and warrants during the six months ended June 30, 2011.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of June 30, 2011, we held cash, cash equivalents and short-term investments of $25.2 million.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Scientific Officer and Executive Vice President of Science and Technology, who is performing functions similar to a principal executive officer, and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Scientific Officer and Executive Vice President of Science and Technology, who is performing functions similar to a principal executive officer, and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings.

None

Item 1A.                       Risk Factors.

There were no material changes from the risk factors previously disclosed in the Annual Report on Form 10-K filed on June 30, 2011 other than as described below.

Our future success depends on our ability to retain our key personnel and to successfully integrate new executives them into our management team.

We are dependent on the services of our executive officers and other members of our senior management team.  The loss of one or more of these key officers or any other member of our senior management team could have a material adverse effect on us.  On June 30, 2011, Steven Nichtberger, M.D., our President and Chief Executive Officer, resigned.  While we are actively searching for a replacement President and Chief Executive Officer, it will likely take some time before a replacement is identified and hired.  We may not be able to attract a Chief Executive Officer due to our current financial position, size or current stock price.  Once we have hired a replacement President and Chief Executive Officer, we will need to integrate him or her into our management team.  Each of these activities will detract management’s attention from the operation of the business.

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

The accounting standards for the PIPE warrants require recognition of the aggregate fair value of the PIPE warrants as a liability on our balance sheet and, as a result, the PIPE warrants will materially reduce our stockholders’ equity. As of June 30, 2011, the fair value of the PIPE warrants was $7.0 million, the value of stockholders’ equity was $19.5 million, and the aggregate market value of the Company’s common stock was $28.6 million.

If we are unable to maintain the requisite level of stockholders’ equity or maintain sufficient aggregate market value of the common stock held by our non-affiliates as required by either the NASDAQ Global Market or the NASDAQ Capital Market and we cannot meet the listing requirements of any other national securities exchange, our common stock could cease to be listed on a national securities exchange, which would have a material adverse impact on our stockholders’ ability to buy and sell our common stock and would severely limit our ability to raise additional capital.  Additionally, in the event of such a delisting, the holders of the PIPE warrants could demand that we make a cash payment to them reflecting the Black-Scholes valuation of the warrant at the time of the delisting.  Assuming announcement of a delisting, the net cash settlement value as of June 30, 2011 would have been approximately $7.5 million.  Both a delisting and the resulting cash payment to the holders of our PIPE warrants would have a material adverse effect on our business, financial condition and results of operations.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.                                Defaults Upon Senior Securities.

None

Item 4.                                (Removed and Reserved)

Item 5.                                Other Information.

None

Item 6.                                Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description	Reference No.

10.1	# Severance Agreement and General Release of Claims by and between the Company and Steven A. Nichtberger, M.D., dated June 29, 2011	Exhibit 10.1 to the Form 8-K filed June 30, 2011
10.2	Second Amendment of Lease, dated May 23, 2011, between the Company and Fawn Industrial LLC & 1881 Industrial LLC	Exhibit 10.1 to the Form 8-K filed May 25, 2011
31.1
Certification of Chief Scientific Officer and Executive Vice President of Science and Technology, who is performing functions similar to a Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certification of (title of person), who is performing functions similar to a Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal and Financial Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the Condensed Statements of Operations, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements.
**

*      Filed herewith
#      Indicates a management contract or any compensatory plan, contract or arrangement
**    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934 as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGION, INC.

Date: August 11, 2011	By:	/s/ Timothy Bertram, DVM, PhD
Timothy Bertram, DVM, PhD (Performing functions similar to a Principal Executive Officer)

Date: August 11, 2011	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)