Form 10-K
TENGION INC
filed 2012-03-28
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-0214813 (I.R.S. Employer Identification No.)
3929 Westpoint Boulevard, Suite G Winston-Salem, NC 27103 (Address of principal executive offices) (336) 722-5855 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Name of Exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes x    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐ Accelerated filer  ☐ Non-accelerated filer  ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $19,786,913.  This calculation excludes 7,320,466 shares held on June 30, 2011 by directors and executive officers.  As of March 26, 2012, there were 24,252,519 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrants definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Form 10-K to the extent stated herein.  Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Form 10-K relates.

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

Item 1.  Business

Overview

Tengion is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using our Organ Regeneration Platform, we create these neo-organs using a patient’s own cells, or autologous cells.  We believe our proprietary product candidates harness the intrinsic regenerative pathways of the body to regenerate a range of native-like organs and tissues.  Our product candidates are intended to delay or eliminate the need for chronic disease therapies, organ transplantation, and the administration of anti-rejection medications.  In addition, our neo-organs are designed to avoid the need to substitute other tissues of the body for a purpose to which they are poorly suited.

Building on our clinical and preclinical experience, we are initially leveraging our Organ Regeneration Platform to develop our Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion and our Neo-Kidney Augment for patients with advanced chronic kidney disease.

Our Neo-Urinary Conduit is intended to replace the use of bowel tissue in bladder cancer patients requiring a non-continent urinary diversion after bladder removal surgery, or cystectomy.  We are able to manufacture our Neo-Urinary Conduit using a proprietary process that takes four weeks or less and uses only smooth muscle cells derived from a routine biopsy.  We are currently conducting a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study, which is expected to enroll up to ten patients.  We enrolled our fourth patient in this trial in the first quarter of 2012 and, with this implantation, we and our clinical investigators believe that the surgical technique used successfully in animal models has been translated to this patient.  We intend to discuss with our Data Safety Monitoring Board, or DSMB, a reduction in the timelines between future patient implants, which is currently 12 weeks.  Assuming appropriate safety data, we anticipate that we will complete implantation of up to ten patients by the end of 2012.

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease.  Our Neo-Kidney Augment is based on our proprietary technology, which is expected to use the patient’s cells, procured by a needle biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue.  We submitted a pre-Investigational New Drug, or pre-IND, filing with FDA for this program in February 2012 and will be meeting with FDA in March 2012 for purposes of clarifying our path to submitting an IND for our Neo-Kidney Augment.  We also continue to explore moving our Neo-Kidney Augment forward in Europe using the Advanced Therapy Medicinal Products, or ATMP, pathway, an established European regulatory route for advanced cell based therapies.  We intend to aggressively pursue our Neo-Kidney Augment development program.

We were incorporated in Delaware in 2003.  Our corporate headquarters are located at 3929 Westpoint Boulevard, Suite G, Winston-Salem, North Carolina and our telephone number is (336) 722-5855.

Our Organ Regeneration Platform

Our Organ Regeneration Platform involves testing different combinations of cell types and biomaterials.  We believe this approach enables us to identify accurately the mixture of various cell types and biomaterials for a specific organ necessary to elicit a regenerative response.  We own or license over 20 U.S. patents and patent applications and over 100 international patents and filings related to our Organ Regeneration Platform and product candidates.  The organ regeneration process enabled by our proprietary Organ Regeneration Platform involves the following steps:

•
Isolation and expansion of progenitor cells.  Our autologous organ regeneration process begins with receipt of a small tissue sample, obtained by a biopsy from the patient.  This sample is then sent to our clinical production facility in North Carolina where our scientists engage in a specialized process to isolate the necessary committed progenitor cells that form the basis of the target organ’s or tissue’s essential function.  Committed progenitor cells have been programmed by the body to become specific cell types, but are not yet developed into a single cell type, retaining the ability to promote regeneration.  We then use our proprietary cell growth process to grow, or expand, the specifically isolated progenitor cells ex vivo, or outside of the body, until an adequate number of cells are produced.

•
Seeding and growth.  Once we have completed our cell expansion process, we combine those cells with a biomaterial to stabilize and form our product candidate.  Depending upon the type of neo-organ being created, we use biomaterials that, when combined with the isolated and expanded cell populations, promote the desired regenerative outcome.  We select the type of material based upon our knowledge of the organ or tissue we are seeking to regenerate and extensive testing to determine the optimal material characteristics, treatment, and shape that will encourage cell growth and catalyze the body’s regenerative power.  Composition and design of the biomaterials are essential elements of our technology that help to ensure native-like tissue regeneration.

The expanded cell populations and selected biomaterial are formulated, using our proprietary bioprocesses, packaged, and then shipped to the patient’s surgeon  ready for implantation.

•
Implantation.  The neo-organ is typically shipped from our manufacturing facility to the patient’s surgeon within four weeks after we receive the patient’s biopsy.  Both before and during the initial clinical trial for our product candidates, we collaborate with a small number of surgeons to translate the surgical procedure used in preclinical studies for use in humans.

Regeneration.  Based on data from preclinical and clinical studies, we believe that our neo-organs serve as a catalyst for the body to regenerate native-like organs and tissues.  Native tissue supporting structure, for example blood vessels, grow into the implanted neo-organ and the biomaterial is absorbed by the body.  In preclinical tests, we have observed that the newly grown tissue integrates with its surroundings and becomes substantially indistinguishable over time from the native organ.  We have also observed that, in this regenerative process, the body regulates the growth and development of the organ to ensure that it is not under- or over-developed. Similarly, the neo-organ takes on native-like functional activities.

Our Strategy

Our goal is to become the leading regenerative medicine company focused on the development and commercialization of neo-organs for a variety of diseases and disorders.  To achieve this objective, we intend to:

•
Advance the Neo-Urinary Conduit.  We have an active IND for our Neo-Urinary Conduit and are currently conducting a Phase I clinical trial in bladder cancer patients who require removal of their bladders and are in need of a urinary diversion We enrolled our fourth patient in this trial in the first quarter of 2012.  Assuming appropriate safety data, we anticipate that we will complete implantation of up to ten patients by the end of 2012.

•
Advance the Neo-Kidney Augment.  We are devoting a significant portion of our resources and business efforts to our Neo-Kidney Augment development program.  We submitted a pre- Investigational New Drug, or IND, filing with FDA for this program in February 2012 and will be meeting with FDA in March 2012 for purposes of clarifying our path to submitting an IND for our Neo-Kidney Augment.  We also continue to explore moving our Neo-Kidney Augment forward in Europe using the ATMP pathway.

•
Leverage our Organ Regeneration Platform to develop additional neo-organs.  We believe our technology is broadly applicable to other indications including certain types of urologic, renal, gastrointestinal and vascular diseases.  We have generated significant proprietary know-how and intellectual property in the development and manufacture of our various product candidates.  We plan to continue to apply our technologies to other neo-organs as treatments for other conditions.

•
Selectively pursue strategic partnerships to accelerate and maximize the potential of our product candidates and technology while preserving significant commercial rights.  We intend to selectively pursue strategic partnership opportunities that we believe may allow us to accelerate the development or commercialize our products to maximize the value of our product candidates.

Neo-Urinary Conduit

Our Neo-Urinary Conduit is a combination of autologous smooth muscle cells and bioabsorbable scaffold that is intended to catalyze regeneration of a native bladder tissue conduit, passively transporting urine from the ureters, through a stoma, or hole in the abdomen, into a standard ostomy bag.  We expect that it will be a safe and effective alternative to the creation of a urinary diversion from bowel tissue after bladder removal.  Our Neo-Urinary Conduit is intended to avoid complications such as bowel obstruction, urine absorption, infection and mucus secretion associated with the use of bowel tissue in the urinary tract, as well as the potential surgical issues that arise from the procedure involved in harvesting bowel tissue.  We produce our Neo-Urinary Conduit using smooth muscle cells from a routine fat biopsy and not cells from the diseased bladder, eliminating the risk of reintroducing cancerous cells from the bladder into the patient.

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

Market Overview

The following table indicates the number of urinary conduit procedures performed per year in the United States and the European Union.

Estimated Surgical Procedures Per Year	United States(1)	European Union(2)
Urinary Conduit
Cancer	9,300	10,800
Other	1,700	2,300
Total Urinary Conduit Procedures	11,000	13,100
_______________________
Sources:
(1)	US: Agency for Healthcare Research and Quality.
(2)	EU: Government data sources for the United Kingdom, France and Germany; other EU countries estimated from population census.

Bladder Cancer

According to the National Cancer Institute, bladder cancer is the sixth most common form of cancer in the United States.  The American Cancer Society estimates there will be 73,500 new cases of bladder cancer diagnosed in the United States in 2012, and nearly 15,000 deaths.  The European Cancer Observatory estimates that there were over 110,000 new cases of bladder cancer in Europe in 2008.  In the United States, there are approximately 10,000 cases per year of bladder cancer requiring bladder removal, according to data compiled from a 2005 National Inpatient Sample, or NIS, performed by the Healthcare Cost and Utilization Project, or HCUP, a family of healthcare databases and related software tools and projects developed through a federal-state-industry partnership and sponsored by the Agency for Healthcare Research and Quality.

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

The following graphic illustrates two urinary diversion options for patients who require bladder removal.

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

•
Infection.  Persistent and recurrent infections are common in patients with bowel tissue reconstruction.  For example, based upon an article entitled “Long Term Outcome of Ileal Conduit Diversion” by S. Madersbacher, et. al., which appeared in the Journal of Urology in 2003, as many as 23% of patients with bowel tissue conduits have recurrent urinary tract infections, or UTIs, and according to “Use of intestinal segments in urinary diversion” by D. M. Dahl and W. S. McDougal in Campbell-Walsh Urology in 2007, approximately 10% to 17% of bowel tissue conduit patients have UTIs that reach the kidney.  Bacteria normally found in bowel tissue can serve as a source of infection and septic complications when repositioned into the urinary tract.  One of the consequences of persistent infection is the development of stones, hard masses which can cause pain, bleeding, obstruction of urine or infections.

•	Mucus. Bowel tissue repositioned in the urinary tract secretes mucus into the urine. Mucus increases the risk of stone formation and the viscosity of urine.

•	Cancer. Malignancy, although rare, is a well-recognized complication following enterocystoplasty and other reconstructive surgeries that incorporate bowel segments into the genitourinary tract.

Patients requiring some form of urinary diversion with today’s standard of care are at risk of complications associated with the use of bowel tissue as well as those associated with the surgery to harvest the bowel tissue.

Preclinical History and Background of the Neo-Urinary Conduit

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

This trial is designed to assess the safety and preliminary efficacy of the Neo-Urinary Conduit, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study which is currently expected to enroll up to ten patients.  We are working with clinical investigators who have expertise in the surgical treatment of bladder cancer and significant experience performing bladder removals and urinary diversions.  This study does not have a control group as the surgical procedure, post-operative care, and other clinical parameters preclude the possibility of blinding treatment options.

This trial is intended to allow our investigators to optimize the post-surgical care of patients.  Our clinical investigators may, as necessary, modify the surgical technique based upon the experience gained by prior patients enrolled.  A limited number of clinical centers are being utilized to minimize variations in surgical technique and provide the most controlled setting in which the surgical approach is optimized through working with a clinical investigator.  We have designed the trial to provide for at least an eight-week interval between implantations of the Neo-Urinary Conduit in the initial patients in the trial to allow for close observation and assessment of any treatment or procedure-related complications, post-operative recovery, tolerability, and safety before proceeding to the next patient.

To date, four patients have been enrolled and implanted in the clinical trial.  Data from three of these patients have allowed clinical investigators to design surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply.  The complications that arose with each of the first three patients were resolved successfully and, following new surgeries to construct a urinary diversion using bowel tissue, all three patients have recovered well.  We enrolled our fourth patient in this trial in the first quarter of 2012 and, with this implantation, we and our clinical investigators believe that the surgical technique used successfully in animal models has been translated to this patient.  We intend to discuss with our DSMB a reduction in the timelines between future patient implants, which is currently 12 weeks.  Assuming appropriate safety data, we anticipate that we will complete implantation of up to ten patients by the end of 2012.

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

The Tengion Neo-Kidney Augment

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease, or CKD.  Our Neo-Kidney Augment is based on our proprietary technology, which is expected to use the patient’s cells, procured by a needle biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue.  We submitted a pre-IND filing with FDA for this program in February 2012 and will be meeting with FDA in March 2012 for purposes of clarifying our path to submitting an IND for our Neo-Kidney Augment.  We also continue to explore moving our Neo-Kidney Augment forward in Europe using the ATMP pathway, an established European regulatory route for advanced cell based therapies.  We intend to aggressively pursue our Neo-Kidney Augment development program.

Market Overview and Limitations of Current Therapies

According to the 2011 Annual Report of the United States Renal Data System, or the USRDS, which is funded by the National Institutes of Health, or NIH, there are over 40 million people in the United States with chronic kidney disease.  Patients with end stage renal disease, or ESRD, have CKD that has progressed to a point of little to no kidney function.  These patients require dialysis or a kidney transplant to survive.  According to the USRDS, $29 billion in Medicare costs each year are attributable just to ESRD patients.  ESRD is associated with an approximate 20% mortality rate per year.  In addition, bone loss and anemia is a common complication of advanced CKD, mainly due to an inability of the kidneys to produce enough Vitamin D and erythropoietin, a hormone that controls red blood cell production.

Dialysis extends the lives of patients with ESRD, but has many limitations, including infections, hernias and the need to undergo the procedure up to three times per week.  Kidney transplantation remains the most desirable and cost-effective form of kidney replacement therapy at this time; however, there is a chronic shortage of organs.  In 2009, only 18,000 kidney transplants were performed.  In addition to the high cost of organ procurement and the subsequent surgery, kidney transplant patients also require a lifetime of drug therapy to prevent organ rejection.  There is a clear need for a product that can prevent or delay the need for dialysis or kidney transplant in patients with advanced CKD.

Our Solution

Through our Organ Regeneration Platform, we have identified a specific combination of renal cells that provides the foundation for the Neo-Kidney Augment and are currently optimizing the formulation to achieve the desired product profile.  We obtain cells through a routine needle biopsy of the kidney and using our Organ Regeneration Platform, we are able to produce our Neo-Kidney Augment grown from these cells in as short as four weeks from biopsy receipt.

This product development program has demonstrated function in multiple animal models.  We have isolated and characterized the necessary cells from healthy and diseased human kidneys, which we believe supports translation of this approach to human patients. In our animal studies, diseased kidney function was improved by the selected regenerative cells that form the active biological component of our Neo-Kidney Augment.  In these studies, renal function was shown to be enhanced as early as seven weeks after implantation and was associated with improvements to functional kidney mass as indicated by improved or stabilized kidney filtration, reduced urinary protein loss, and enhanced urine concentrating ability.  Systemic functions controlled by the kidney were also improved including metabolic condition (electrolyte and mineral balance), blood pressure, weight gain and correction of anemia.  Improved survival was demonstrated in two animal models which were followed up to one year.  In one animal study, selected regenerative cells taken from human kidneys were able to improve kidney function of chronically diseased kidneys.

We have assessed the regenerative capabilities of the Neo-Kidney Augment in a rodent model of chronic kidney disease in which renal failure is induced by removal of approximately 80% of the kidney tissue.  These studies extend up to six months post-treatment and have demonstrated that animals implanted with our Neo-Kidney Augment have prolonged survival with no additional supportive care.  Stabilization and improvement in functional renal mass are evident within several weeks after implantation and continue for the duration of the studies.  In these studies, we have seen improvement or stabilization of various biomarkers including certain proteins, lipids, bone remodeling and vitamin levels, as well as organism-level improvements in weight gain and blood pressure.

We also have conducted a preclinical study in a rodent model of chronic, progressive renal failure that develops due to obesity, diabetes, and hypertension – three common co-morbid conditions often seen in patients with renal failure.  This study demonstrated that our proprietary therapeutic approach, using specific regenerative cells isolated from diseased kidney tissue, can provide increased functional kidney mass with resulting improvements in kidney filtration, urine concentration, and electrolyte balance, as well as a significant reduction in blood pressure.  At one year of age, which is approaching end-of-life in this aggressive model, the treated animals demonstrated improved kidney function, delayed disease progression, and better survival compared to the age- and disease-matched untreated control animals.

The rodent studies described above demonstrated the Neo-Kidney Augment offers therapeutic benefits when used in various animal models of CKD.  To further evaluate the effects of the Neo-Kidney Augment, a canine model of CKD, established via 70% surgical mass reduction of the kidney and a high salt diet, was used to evaluate potential cross-species therapeutic effects.  This model has functional kidney mass reduction similar to that of a clinical CKD Stage 3 patient.  Using this established model for CKD and multiple clinically relevant end-points (serum creatinine, blood urea nitrogen, and estimated glomerular filtration rate), the Neo-Kidney Augment was shown to provide measurable and significant improvement or stabilization of renal function. Homeostatic improvements included weight gain, and renal improvements were both functional and enhanced histological structure.

Additional Platform Programs

We believe our Organ Regeneration Platform is broadly applicable to the development of other product candidates and therapeutic indications.  The following programs have been advanced to various stages of development by us but are not currently being funded for further development as we are focusing our resources on our Neo-Urinary Conduit and Neo-Kidney Augment programs.

Neo-Bladder Replacement

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

Neo-Bladder Augment

Our Neo-Bladder Augment was designed for the treatment of neurogenic bladder, or dysfunctional bladder due to some form of neurologic disease or condition, for which treatment often requires an augmentation of the bladder in order to relieve high bladder pressure and incontinence.  While we have conducted two Phase II clinical trials of this product candidate – a pediatric study in children with spina bifida and an adult study in patients with spinal cord injury – we currently are not actively developing our Neo-Bladder Augment and are directing the majority of our resources toward the development of our Neo-Kidney Augment and Neo-Urinary Conduit development programs.  In April 2011, we terminated the pediatric and adult Neo-Bladder Augment clinical trials.  We subsequently withdrew the IND.

The Tengion Neo-GI Augment

Leveraging our cumulative experience from producing tubular neo-organs, such as our Neo-Urinary Conduit, we have conducted early development work on our Neo-GI Augment.  This product candidate is composed of smooth muscle cells, obtained from a routine fat biopsy, seeded on one of our proprietary bioabsorbable scaffolds, that can be used as a tubular or patch implant to accommodate patient needs.  Our objective is to demonstrate that our Neo-GI Augment regenerates esophageal and intestinal tissues.  We believe our Neo-GI Augment may offer benefits in other gastrointestinal diseases.

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

Manufacturing

We believe our product manufacturing capability provides us with a competitive advantage.  We manufacture our product candidates in a facility specifically designed for the production of patient-specific materials and have implemented quality control systems to ensure our manufacturing processes and facilities comply with applicable current good manufacturing processes, or cGMP, current Good Tissue Practices, or cGTP, and medical device quality systems regulations, or QSR standards.  We have exercised these manufacturing and quality control processes while producing materials for preclinical and clinical studies and have established a significant knowledge base relating to the manufacture of our product candidates.  This knowledge base is maintained in a set of standard operating procedures that detail the techniques and standards for manufacturing.

Manufacturing of product candidates for our existing preclinical and clinical studies is conducted in our pilot manufacturing facility in Winston-Salem, North Carolina.  The pilot manufacturing facility contains approximately 38,400 square feet of laboratories, offices, and clean room manufacturing space.  We expect to manufacture early stage product candidates through Phase II clinical trials at this facility.  The facility is designed to prevent cross-contamination of patient specific materials and to provide physical segregation while processing these materials.  Our products are manufactured as individual units using disposable processing materials for storage and containment of the product.  We do not face many of the traditional challenges of biopharmaceutical companies in maintaining batch quality as manufacturing is scaled up to commercial quantities because our batch size remains consistent at one unit and because the core manufacturing processes remain consistent regardless of production volume.

As our product candidates advance into later-stage clinical trials toward commercialization, we will need to either develop our own internal manufacturing capability or contract with a third-party manufacturer to conduct this manufacturing on our behalf.

Sales and Marketing

We believe the product candidates we are currently developing will be used primarily by a relatively small number of hospital-based specialty surgeons.  We intend to explore building the necessary marketing and sales infrastructure to market and sell our current product candidates, if approved by the FDA, as well as hire additional personnel to train physicians on the surgical techniques used with our product candidates.  We will also explore the possibility of entering into strategic partnerships for the development and marketing our product candidates.

Intellectual Property

We have established a patent position surrounding our technology and product candidates in regenerative medicine. As of December 31, 2011, we owned or had licenses to 15 issued U.S. patents, 12 of which are exclusive and two of which are non-exclusive.  The Company also has 20 U.S. patent and international Patent Cooperation Treaty (PCT) applications, and over 100 foreign patents and patent applications.  The patent portfolio owned by the Company relates to the composition, design and methods of manufacture for our Neo-Urinary Conduit, Neo-Bladder Replacement and Neo-Bladder Augment product candidates, as well as technological advances associated with our Neo-Kidney Augment, Neo-Vessel Replacement, and Neo-GI Augment development programs.  The licensed patent portfolio relates to technology developed by scientists and researchers associated with Children’s Medical Center Corporation and Wake Forest University Health Sciences.  Also included within our portfolio are patents that address an array of regenerative medicine and tissue engineering technologies and product candidates outside the scope of our current product pipeline.  In addition to our patent portfolio, we have developed proprietary information, trade secrets and know-how in the development and manufacture of neo-organs. We are committed to protecting our intellectual property position and to aggressively pursue our patent portfolio as well as the protection of our proprietary information, know-how and trade secrets.

Our Patent Portfolio

Our urologic product candidates currently include our Neo-Urinary Conduit, our Neo-Bladder Replacement, and our Neo-Bladder Augment. Our urologic-related patent portfolio is currently composed of 14 issued U.S. patents; 4 granted European patents, which have been validated in 12 European countries; 12 issued patents in other foreign jurisdictions; 4 pending U.S. non-provisional patent applications; 2 pending Patent Cooperation Treaty, or PCT, applications; and 14 pending foreign patent applications, all of which relate to a PCT application. We own one and have licensed 13 of the issued patents. We own 3 of the U.S. non-provisional patent applications, the PCT applications, and 11 of the foreign patent applications. We have licensed all of the other pending applications.

The issued U.S. patents, which will expire between 2013 and 2029, contain claims directed to organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; methods of making the same, and methods of treatment using the same. If claims in the pending U.S. patent applications covering urinary conduit constructs, methods for producing the same, and methods of treatment using the same; methods of treatment using laminarly organized luminal organ or tissue structure constructs; and methods for correcting tissue defects in urological structures, are allowed, they would expire between 2018 and 2031. The granted European patents, which will expire between 2018 and 2020, contain claims directed to organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; and methods of making and using the same. The pending PCT, foreign and U.S. provisional applications contain claims directed to urinary conduit constructs, organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; methods of making and using the same; and rational design of regenerative medicine products. These patent applications, if issued, will expire between 2019 and 2031.

Our gastrointestinal (GI) development program is our Neo-GI Augment.  Our GI-related patent portfolio is currently composed of one pending U.S. non-provisional patent application and two PCT applications, each of which is owned by us.  If claims issue from patent applications filed claiming benefit of the provisional applications, they will expire in 2031.

Our renal development program is our Neo-Kidney Augment.  Our renal-related patent portfolio is currently composed of 11 issued U.S. patents; 4 granted European patents, which have been validated in 12 European countries; 10 issued patents in other foreign jurisdictions; 7 pending U.S. non-provisional patent applications; 2 pending U.S. provisional patent applications; 4 pending PCT applications; and 21 pending foreign patent applications, 18 of which relate to a PCT application. We have licensed all of the issued patents. We own 2 of the U.S. non-provisional patent applications, all 4 of the PCT applications and the U.S. provisional applications. We have licensed all of the other pending applications.

The issued U.S. patents, which will expire between 2011 and 2020, contain claims directed to prosthetic kidneys, organ constructs, cell-matrix structures, organ scaffolds; methods of making the same, and methods of treatment using the same. If claims in the pending U.S. patent applications covering renal cell preparations and augmentation constructs, methods for producing the same, and methods of treatment using the same, are allowed, they would expire between 2019 and 2030. The granted European patents, which will expire between 2017 and 2020, contain claims directed to prosthetic kidneys, organ constructs, cell-matrix structures, organ scaffolds; and methods of making and using the same. The pending PCT, foreign and U.S. provisional applications contain claims directed to renal cell preparations and augmentation constructs, methods for producing and using the same; rational design of regenerative medicine products, renal adipose-derived cells, and drug screening assays. These patent applications, if issued, will expire between 2019 and 2032.

Our vascular development program is our Neo-Vessel Replacement.  Our vessel-related patent portfolio is currently composed of 1 pending U.S. non-provisional patent application, 1 PCT application, and 7 pending foreign patent applications. We own each of the pending applications. If claims in our pending patent applications covering tissue engineering scaffolds having a mechanical response to stress and strain substantially similar to that of a response by a native blood vessel, and methods of making the same, are allowed, they would expire in 2031.

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

In January 2006, we entered into a research agreement with WFUHS, which was amended in September 2006.  Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments.  The sponsored research involved the experiments and studies set out in annual research plans and milestones established under the agreement.  We terminated this agreement effective December 31, 2011.

Under the terms of this amended license agreement, WFUHS has granted us a worldwide, exclusive, sublicensable license to make, use and sell products covered by certain of WFUHS’s patent rights that relate to improvements of the existing inventions and patents included in the patent rights licensed to us under our license agreement with CMCC, or the improvement patents, and to new development inventions and patents arising out of the performance of a separate agreement, the WFUHS Research Agreement, or the new development patents, in the fields of human and animal organs, tissues and tissue-engineered and regenerative medicine directed to their functions in the subfields of genitourinary tissue, kidney tissue, cardiovascular tissue and nervous tissue.  This license agreement also granted us a non-exclusive, worldwide, sublicensable license to certain know-how related to unpatented manufacturing and scientific information provided by WFUHS.  Our license to patents claiming inventions conceived after the expiration or other termination of the WFUHS Research Agreement may be terminated at any time by WFUHS following expiration or other termination of the WFUHS Research Agreement.  On January 11, 2012, WFUHS exercised this right to terminate our license to improvement patents claiming inventions conceived after termination of the WFUHS Research Agreement.

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

Competition

Our industry is subject to rapid and intense technological change.  While we do not believe we currently have any commercial competitors who are developing autologous organs and tissues for the target populations that we are addressing, we face, and will continue to face, intense competition from medical device, pharmaceutical, biopharmaceutical and biotechnology companies, as well as numerous academic and research institutions and governmental agencies who are generally engaged in tissue engineering and regenerative medicine activities or funding.  In addition, there are companies and academic institutions developing drugs, medical devices, and surgical techniques to treat many of the medical conditions our product candidates are designed to treat.

Regenerative Medicine

While we are, to our knowledge, the only regenerative medicine company presently developing a range of neo-organs for implant that are designed to regenerate into functional organs and tissues, there are companies that are researching and developing regenerative cell-based products or therapies, which may seek to address the medical indications that our neo-organ product candidates seek to address.  The companies include Mesoblast, Athersys, Aastrom, and Neusentis Regenerative Medicine. In addition, several large pharmaceutical companies with much greater resources have demonstrated a strategic interest in regenerative medicine, including Sanofi Aventis, Johnson & Johnson, Pfizer and Celgene.

Bladder Treatment

We expect that our Neo-Urinary Conduit will compete with the current standard of care, which is the use of bowel tissue to create a urinary diversion. Companies that are researching, developing and marketing products to treat bladder dysfunction include Allergan, which is developing Botox for bladder dysfunction; Speywood Biopharma, which is developing Dysport for bladder dysfunction; and Medtronic, which is marketing Interstim for bladder dysfunction.  Further, many large pharmaceutical companies market anticholinergenic medications, such as Detrol and Ditropan, which can be used to treat bladder dysfunction.

Advanced Chronic Kidney Disease

There are many companies searching for therapeutics to address chronic kidney disease.  These companies include larger companies, such as Reata, Abbott, Eli Lilly, and Merck, as well as smaller biotechnology companies, such as Anexon, ProMetic, and Nile Therapeutics.

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

We expect to compete based upon, among other factors, our unique mechanism of action, our broad-based therapeutic impact, our intellectual property portfolio, our substantial process know-how with respect to scalable manufacturing capabilities, and the efficacy and safety profile of our product candidates.  Our ability to compete successfully will depend, in part, on our continued ability to attract and retain skilled and experienced scientific, clinical development and executive personnel, to develop viable autologous neo-organs.

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

The process of obtaining marketing approval is lengthy, uncertain, and requires the expenditure of substantial resources.  Each BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments.  The FDA adjusts the PDUFA user fees on an annual basis.  According to the FDA’s fee schedule, effective through September 30, 2011, the user fee for an application requiring clinical data, such as a BLA, is $1,841,500.  PDUFA also imposes an annual product fee for biologics ($98,970), and an annual establishment fee ($520,100) on facilities used to manufacture prescription biologics.  Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.  Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication.  We have applied for orphan designation for our Neo-Urinary Conduit product candidate.

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

Legislation similar to the Orphan Drug Act has been enacted in other jurisdictions, including the European Union.  The orphan legislation in the European Union is available for therapies addressing conditions that affect five or fewer out of 10,000 persons.  The marketing exclusivity period is for ten years, although that period can be reduced to six years if, at the end of the fifth year, available evidence establishes that the product is sufficiently profitable not to justify maintenance of market exclusivity.  We have received orphan drug designation for our Neo-Urinary Conduit for the treatment of bladder dysfunction requiring incontinent urinary diversion.

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

Employees

As of December 31, 2011, we had 34 employees, including 33 full-time employees, of which 26 employees were engaged in research, development, and facilities management, and 8 employees were engaged in administration and finance.  All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information.  None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages.

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

•	the costs of securing commercial manufacturing capacity to support later-stage clinical trials and subsequent commercialization activities, if any;

•
the costs of maintaining, expanding, protecting and enforcing our intellectual property portfolio, including potential dispute and litigation costs and any associated liabilities and potentially challenging the intellectual property of others;

•	the costs of entering new markets outside the United States; and

•	the extent of our contractual obligations and amount of debt service payments we are obligated to make.

As a result of these factors, among others, we will need to seek additional funding prior to our being able to generate positive cash flow from operations.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt, equity or equity-linked securities, commercial loan facilities, or some combination thereof.  Additional funding may not be available to us on acceptable terms, or at all.  If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates and we may become dependent on third parties.  If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then-existing stockholders would result.  If we obtain funding through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors.  In addition, servicing the interest and repayment obligations under our current and future borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, and reduce our personnel, any of which could raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our business, financial condition and results of operations.

We have a substantial amount of debt and contractual obligations that expose us to risks that could adversely affect our business, operating results and financial condition.

As of December 31, 2011, we had approximately $5.0 million of outstanding debt, which is secured by liens on substantially all of our assets.  We are obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.  We expect that the annual principal and interest payments on our outstanding debt will be approximately $2.8 million, $2.8 million, and $0.2 million in 2012, 2013, and 2014, respectively.  The level and nature of our indebtedness could, among other things:

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

The lease agreement for our Pennsylvania manufacturing facility requires us to provide security and restoration deposits totaling $2.2 million to the landlord.  In satisfaction of these security deposit obligations, we have deposited $1.0 million with the landlord and have secured a $1.2 million letter of credit from a bank in favor of the landlord.  The letter of credit is collateralized by an account held at the bank.  If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral.  If we fail to provide additional collateral, the bank has the right to withdraw the letter of credit.  In that event, the landlord would have the right to require us to deposit cash of up to $1.2 million in an account to satisfy our deposit obligation.

In November 2011, we made a business decision to restructure our corporate operations, consolidate our operations in our Winston-Salem research and development facility and seek to exit our commercial-scale manufacturing facility.  We currently have four years left under the lease agreement for our commercial-scale manufacturing facility and a net rental obligation of $3.6 million.  While we will seek to sublease or otherwise reduce the net rental obligation of this facility, there can be no assurance that we will be successful in doing so and we will remain contractually liable for the rental obligations under this lease.

Unless we raise substantial additional capital or generate substantial revenue from a licensing transaction or strategic partnership involving one of our product candidates, and there can be no assurance that we will be able to do so, we may not be able to:

•	service or repay our debt when it becomes due, in which case our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets;

•	meet our other contractual obligations, which includes the requirement for us to collateralize the $1.2 million letter of credit satisfying our restoration deposit obligation to our landlord; or

•	continue to execute our current business and product development plans.

Any such event would raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our business, operating results and financial condition.

We have a history of net losses and may not achieve or sustain profitability.

Our recurring losses from operations and our need for significant additional capital to fund anticipated future losses from operations and debt repayment raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2011 related to this uncertainty.  We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future.  As of December 31, 2011, we had an accumulated deficit of $230.2 million.  We had net losses of $29.8 million, $25.6 million, and $19.1 million in the years ended December 31, 2009, 2010, and 2011, respectively.  These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility, and from our general and administrative expenses.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to further develop our product candidates, technology and manufacturing capabilities.  Our expenses are expected to relate to the following:

•	continuing research and development efforts, including relating to our Neo-Kidney Augment;

•	conducting our Phase I clinical trial for our Neo-Urinary Conduit for patients with bladder cancer who require removal of their bladder;

•	maintaining, expanding, protecting and enforcing our intellectual property portfolio and assets and potentially challenging the intellectual property of others;

•	expanding our manufacturing capabilities to support commercialization of our current and future product candidates; and

•	servicing and repaying indebtedness.

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

Even if we are successful in obtaining marketing approval for any of our product candidates, we will need to transition from a company with a research focus to a company capable of supporting commercial activities.  We may not be successful in such a transition.

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

We are currently conducting a Phase I open-label, single-arm study of our Neo-Urinary Conduit in patients who are undergoing bladder removal due to bladder cancer.  We have designed this trial to assess the safety and preliminary efficacy of the Neo-Urinary Conduit.  This trial is also intended to allow our clinical investigators to optimize and, as necessary, modify the surgical implantation technique and post-operative care based on the experience gained by prior patients enrolled.  As we have limited experience with this product candidate in humans, we may have difficulty optimizing the surgical implantation of the Neo-Urinary Conduit.  Four patients have been enrolled and implanted in this clinical trial.  Based upon the experience of the first three patients, clinical investigators have made surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply.  We enrolled our fourth patient in this trial in the first quarter of 2012.  Assuming appropriate safety data, we anticipate that we will complete implantation of up to ten patients by the end of 2012.  There can be no assurance that, as part of our Phase I clinical trial, patients will not experience additional complications and/or serious adverse events related to our Neo-Urinary Conduit or experience serious adverse events that, although not related to our product candidate, could have a materially detrimental impact on our clinical trial.  Additionally, we may determine, based upon this trial, that our Neo-Urinary Conduit demonstrates limited safety and/or efficacy.

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

In addition, we may have difficulty finding eligible patients to participate in our clinical trials because our trials may include stringent enrollment criteria.  For example, a patient may require a concomitant surgical procedure that would prevent them from being enrolled in a clinical trial, may be using alternative therapies, or the extent of a patient’s overall medical condition may render such patient ineligible to participate in our trials.  Our Neo-Urinary Conduit has limited experience in humans and patients may not want to enroll in a trial where they are among the first group of patients to receive this product candidate.  Additionally, as we have been developing the surgical procedure in the first group of patients, each of the first three patients receiving our Neo-Urinary Conduit have experienced complications and serious adverse events which could have the effect of discouraging others from enrolling in this trial.  Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

Our efforts to develop all of our product candidates are at an early stage.  We may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and favorable initial results from a clinical trial do not necessarily predict outcomes in subsequent clinical trials.  The indications of use for which we are pursuing development may have clinical effectiveness endpoints that have not previously been reviewed or validated by the FDA, which may complicate or delay our effort to ultimately obtain FDA approval.  We cannot guarantee that our clinical trials will ultimately be successful.

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

Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific and management personnel.  These members include John L. Miclot, our President and Chief Executive Officer, and Timothy Bertram, D.V.M., Ph.D., our President, Research and Development and Chief Scientific Officer.  The loss of either or both of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives.  Competition for personnel is intense and our financial position may make it difficult to retain or attract management and scientific qualified personnel.  We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

We rely on third parties to conduct certain preclinical development activities and our clinical trials, and those third parties may not perform satisfactorily.

We do not conduct in our facilities certain preclinical development activities of our product candidates, such as preclinical studies in animals, nor do we conduct clinical trials for our product candidates ourselves.  We rely on, or work in conjunction with, third parties, such as contract research organizations, medical institutions and clinical investigators, to perform these functions.  Our reliance on these third parties for preclinical and clinical development studies reduces our control over these activities.  We are responsible for ensuring that each of our preclinical development activities and our clinical trials is conducted in accordance with the applicable U.S. federal and state laws and foreign regulations, general investigational plans and protocols.  However, other than our contracts with these third parties, we have no direct control over these researchers or contractors, as they are not our employees.  Moreover, the FDA requires us to comply with standards, commonly referred to as Good Clinical Practices, or GCP, for conducting, recording and reporting the results of our clinical trials to assure that data and reported results are credible and accurate and that the rights, safety and confidentiality of trial participants are protected.  Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements.  Furthermore, these third parties also may have relationships with other entities, some of which may be our competitors.  If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our preclinical development activities or our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates.  These third parties may be warned, suspended or otherwise sanctioned by the FDA or other government or regulatory authorities for failing to meet the applicable requirements imposed on such third parties.  As a result, the third parties may not be able to fulfill their contractual obligations, and the results obtained from the preclinical and clinical research using their services may not be accepted by the FDA to support the marketing approval of our product candidates.  If the third parties or their employees become debarred by the FDA, we cannot use the research data derived from their services to support the marketing approval of our product candidates.  Finally, these third parties may be bought by other entities, change their business plans or strategies or they may go out of business, thereby preventing them from meeting their contractual obligations to us.

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

We may encounter difficulties in the production of our product candidates.  Construction of neo-organs from autologous live human cells involves strict adherence to complex manufacturing and storage protocols and procedures.  Early stage clinical manufacturing is conducted in our pilot facility and, while we have supported clinical manufacturing from this location, future difficulties may arise which limit our production capability and delay progress in our clinical trials.  Currently, we also occupy a commercial-scale manufacturing facility.  As a result of our November 2011 business decision to restructure our corporate operations, we have decided to consolidate our operations in our Winston-Salem research and development facility and to seek to exit our commercial-scale manufacturing facility.  As a result of this decision, as our product candidates advance into later-stage clinical trials toward commercialization, we will need to either develop our own internal manufacturing capability or contract with a third-party manufacturer to conduct this manufacturing on our behalf.  Obtaining our own commercial scale manufacturing capacity will be costly and time consuming.  Additionally, we may have difficulty finding suitable third parties with the manufacturing expertise that we need.  These occurrences could increase our costs or cause delays in the production of our product candidates necessary for any Phase III clinical trial and/or any anticipated commercial launch of our product candidates, any of which could damage our reputation and harm our business.

The current manufacture of our product candidates involves the use of regulated animal tissues, and future product candidates may also use animal-sourced materials.

We currently utilize several bovine-derived products, such as growth media, in the manufacture of our Neo-Urinary Conduit.  Bovine-sourced materials are strictly regulated in the United States and other jurisdictions due to their capacity to transmit the prior disease Bovine Spongiform Encephalopathy, or BSE, which manifests itself in humans as Creutzfeldt-Jakob Disease.  Although we obtain our supply of bovine-based materials from closed herds in jurisdictions that are not currently known to carry BSE, there can be no assurance that these herds will remain BSE-free or that a future outbreak or presence of other unintended and potentially hazardous agents would not adversely affect our product candidates or patients that may receive them.  Further, our future product candidates may involve the use of bovine-sourced or other animal-based materials, which could increase the risk of transmission of other diseases carried by such animals.

If a natural or man-made disaster strikes our manufacturing facility, we would be unable to manufacture our product candidates for a substantial amount of time, which would harm our business.

Our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead-time and additional funds if we lost use of either the facility or equipment.  Our facility may be affected by natural disasters, such as floods.  We do not currently have back-up capacity, so in the event our facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired or rebuilt.  Although, currently we maintain global property insurance with property limits of $27.1 million and business interruption insurance coverage of $5.4 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

•
our pilot manufacturing facility is ordered by FDA or other government or regulatory authority to temporarily or permanently shut down due to violations of current Good Manufacturing Practice, or cGMP, or other applicable requirements, or infections or cross-contaminations of product candidates in the manufacturing process;

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

•
third-party contractors become debarred or suspended or otherwise penalized by FDA or other government or regulatory authorities for violations of regulatory requirements, in which case we may need to find a substitute contractor, and we may not be able to use some or any of the data produced by such contractors in support of our marketing applications; or

•
one or more IRBs or our Data Safety Monitoring Board, or DSMB, refuses to approve, suspends or terminates the trial at an investigational site, precludes enrollment of additional subjects, or withdraws its approval of the trial.

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

We face an inherent risk of product liability claims.  Our clinical-stage product candidates are in early development and have not been used over an extended period of time in a large number of patients and, therefore, our long-term safety and efficacy data are limited.  Patients have experienced in the past and may experience in the future serious adverse events.  Our current product liability coverage is $5.0 million per occurrence and in the aggregate.  We will need to increase our insurance coverage if and when we begin commercializing any of our product candidates.  We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage.  If claims against us substantially exceed our coverage, then our business could be adversely impacted.  Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among others:

•	significant awards against us;

•	substantial litigation costs;

•	injury to our reputation and the reputation of our product candidates; and

•	withdrawal of clinical trial participants; and adverse regulatory action.

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

We are a party to license agreements with Children’s Hospital Boston and Wake Forest University Health Sciences pursuant to which we license certain intellectual property relating to our product candidates.  We may enter into additional licenses in the future.  Our existing licenses impose, and we expect that future licenses will impose, various diligence, milestone payment, royalty, insurance and other obligations on us.  If we fail to comply with these obligations, the licensor may have the right to terminate the license, in which event we might not be able to market any product that is covered by the licensed patents.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at times or prices that we deem appropriate.  As of March 26, 2012, we had 24,252,519 shares of common stock outstanding and warrants to purchase 10,645,888 shares of common stock at a weighted average exercise price of $3.11 per share.  The currently outstanding shares can be freely sold in the public market and the warrant shares, upon issuance, may also be freely sold in the public market, subject, in each case, to certain restrictions imposed by federal securities laws on our affiliates.

We also currently have under our stock option and equity incentive plans 2,878,116 shares reserved for issuance related to equity awards granted to our officers, directors and employees and an additional 856,413 shares reserved for issuance, all of which, when issued, may be freely sold in the public market, subject to certain restrictions imposed by federal securities laws on our affiliates.

Concentration of ownership of our common stock among our existing executive officers and directors may prevent new investors from influencing significant corporate decisions.

As of March 26, 2012, our executive officers, directors and their affiliates own, in the aggregate, approximately 31.4% of the 24,252,519 shares of our outstanding common stock.  Funds affiliated with directors own warrants to purchase an aggregate of 4,328,625 shares of common stock upon exercising their warrants at an exercise price of $2.88 per share.  In addition, our executive officers and directors hold options to purchase 1,573,915 shares of common stock upon exercising their options at a weighted-average exercise price of $0.87 per share.  These persons, if acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

The warrant agreement issued in our private placement gives each holder the option to receive a cash payment based on a Black-Scholes valuation of the warrant upon a change-in-control or upon a delisting, other than a stockholder-approved delisting, from the NASDAQ Global Market, where our common stock is currently traded, or from any other national securities exchange on which our common stock may be traded at the time.

On October 4, 2011, we received a non-compliance letter from NASDAQ stating that we had failed to maintain the minimum bid price requirement for continued listing on the NASDAQ Global market and providing us a six month period to regain compliance.  If we are unable to maintain the requisite continued listing standards as required by either the NASDAQ Global Market or the NASDAQ Capital Market and we cannot meet the listing requirements of any other national securities exchange, our common stock could cease to be listed on a national securities exchange, which would have a material adverse impact on our stockholders’ ability to buy or sell our common stock and would severely limit our ability to raise additional capital.  Additionally, in the event of such a delisting, the holders of the warrants issued in connection with our March 2011 private placement could demand that we make a cash payment to them reflecting the Black-Scholes valuation of the warrant at the time of the delisting.  Assuming announcement of a delisting, the net cash settlement value as of December 31, 2011 would have been approximately $3.6 million.  Both a delisting and the resulting cash payment to the holders of our warrants issued in connection with our March 2011 private placement would have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year and that remain unresolved.

Item 2.  Properties

Our corporate headquarters are located in Winston-Salem, North Carolina, where we occupy approximately 38,400 square feet of office, laboratory and manufacturing space.  In May 2011, the Company exercised the first five-year renewal option under its lease.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million which commenced in October 2011.

We also currently lease a facility of 80,000 square feet in East Norriton, Pennsylvania.  This lease expires in February 2016.  We are currently subleasing 35,000 square feet, which is primarily warehouse space.  As a result of the restructuring announced in November 2011 to centralize our operations in our Winston-Salem facility, we are seeking to sublease or otherwise reduce the net rental obligation of the remaining 45,000 square feet of office and manufacturing space.

We believe our current leased facilities are adequate for our needs for the immediate future and that, should it be needed, additional space can be leased to accommodate any future growth.

Item 3.  Legal Proceedings

None

Item 4.  Mine Safety Disclosures

Not applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market since April 9, 2010, under the symbol “TNGN”.  On March 22, 2012, we submitted an application to NASDAQ to have our listing of common stock transferred to the NASDAQ Capital Market.  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the NASDAQ Global Market.  These prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2011
First Quarter	$6.24	$2.36
Second Quarter	$2.82	$1.04
Third Quarter	$1.60	$0.53
Fourth Quarter	$0.63	$0.33
Year Ended December 31, 2010
First Quarter	—	—
Second Quarter (beginning April 9, 2010)	$5.24	$3.33
Third Quarter	$4.24	$2.75
Fourth Quarter	$3.32	$2.03

Holders of Record

At December 30, 2011, the closing price per share of our common stock was $0.47 as reported on the NASDAQ Global Market and there were approximately 68 holders of record.  Because many of such shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information under the heading "Equity Compensation Plan Information" in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, to be filed with the SEC, is incorporated herein by reference.

Recent Sales of Unregistered Securities

All information under this Item regarding our March 2011 private placement of common stock and warrants to purchase common stock has been previously reported on our Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2011.

Comparative Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on an initial investment of $100 in our common stock between April 9, 2010 (the date of our initial public offering) and December 31, 2011, with the comparative cumulative total return of such amount on (i) the NASDAQ Biotechnology Index and (ii) the NASDAQ Composite Index, over the same period.  We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends.  The graph assumes our closing sale price on April 9, 2010 of $5.02 per share as the initial value of our common stock.

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

Item 6.  Selected Financial Data

The following selected financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes appearing elsewhere in this Report.  The statements of operations data for the years ended December 31, 2009, 2010, and 2011, and the balance sheet data as of December 31, 2010 and 2011 have been derived from our audited financial statements and related notes, which are included elsewhere in this Report.  The statement of operations data for the year ended December 31, 2007 and 2008 and the balance sheet data as of December 31, 2007 and 2008 have been derived from audited financial statements which do not appear in this Report.  The historical results presented are not necessarily indicative of future results.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except share and per share data)
Statement of Operations Data:
Operating expenses:
Research and development	$22,335	$27,947	$17,948	$12,855	$13,293
General and administrative	5,290	7,467	5,527	6,032	7,191
Depreciation	3,678	4,716	4,937	4,862	3,141
Impairment of property and equipment	—	—	—	—	7,371
Other expense	—	—	—	—	1,705
Loss from operations	(31,303)	(40,130)	(28,412)	(23,749)	(32,701)
Interest income (expense), net	45	(2,206)	(3,257)	(2,043)	(796)
Change in fair value of warrant liability	270	(57)	1,824	192	14,436
Net loss	(30,988)	(42,393)	(29,845)	(25,600)	(19,061)
Accretion of redeemable convertible preferred stock to redemption value	(8,742)	(11,754)	(14,059)	(3,993)	—
Net loss applicable to common stockholders	$(39,730)	$(54,147)	$(43,904)	$(29,593)	$(19,061)
Basic and diluted net loss per common share	$(60.16)	$(80.16)	$(62.95)	$(3.22)	$(0.88)
Weighted-average common shares outstanding	660,423	675,461	697,448	9,196,920	21,628,902

	As of December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$66,554	$50,601	$19,303	$11,972	$15,310
Working capital	63,075	41,379	2,766	4,247	6,643
Total assets	91,313	72,276	37,238	24,144	17,817
Long-term debt	25,650	21,137	8,640	4,585	2,782
Redeemable convertible preferred stock	140,751	173,857	187,916	—	—
Total stockholders’ equity (deficit)	(82,277)	(135,079)	(178,074)	11,060	5,015

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees.  Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations.  Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, as well as in other documents filed by us with the SEC and include, among others: (i) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (ii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iii) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; (iv) we will need to raise additional funds or enter into strategic collaborations necessary to execute our business plan beyond November 2012 and such financings or strategic collaborations may not be available to us or, if available, on terms acceptable to us and (v) we may not  be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of December 31, 2011, we had an accumulated deficit of $230.2 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash, cash equivalents and short-term investments at December 31, 2011 were $15.3 million, representing 86% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations to September 2012.  We will need to raise more funds to complete the Phase I clinical trial for our Neo-Urinary Conduit and continue preclinical research and development activities for our Neo-Kidney Augment.  There is no assurance that such financing will be available or, if available, on terms acceptable to us.

Financial Operations Overview

Research and Development Expense

Our research and development expense consists of expenses incurred in developing and testing our product candidates and are expensed as incurred.  Research and development expense consists of:

•	personnel-related expenses, including salaries, benefits, stock-based compensation, travel, and other related expenses;

•	payments made to third-party contract research organizations for preclinical studies, investigative sites for clinical trials and consultants;

•	costs associated with regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials;

•	laboratory and other supplies;

•	manufacturing development costs; and

•	facility maintenance.

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

The following table summarizes our research and development expense for the years ended December 31, 2009, 2010, and 2011.

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Third-party direct program expenses:
Urologic	$2,753	$194	$707
Renal	1,000	1,813	2,314
Total third-party direct program expenses	3,753	2,007	3,021
Other research and development expense	14,195	10,848	10,272
Total research and development expense	$17,948	$12,855	$13,293

From our inception in July 2003 through December 31, 2011, we have incurred research and development expense of $117.9 million.  We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs.  These expenditures are subject to numerous uncertainties in timing and cost to completion.  We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate.  If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves.  As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs.  Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.  The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Interest Income and Interest Expense

Interest income consists of interest earned on our cash and cash equivalents and short-term investments.  Interest expense consists primarily of cash and non-cash interest costs related to our outstanding debt.

Change in Fair Value of Preferred Stock Warrants

The change in the fair value of our preferred stock warrants consists of non-cash interest for the warrants that were classified as a liability prior to the Company’s initial public offering in April 2010 and warrants issued in connection with a private placement transaction in March 2011and were revalued at each reporting date with changes in the fair value reported in the statements of operations.  The fair value of the warrants were subject to fluctuations based on changes in the Company’s preferred stock price, expected volatility, remaining contractual life, and the risk-free interest rate.

Net Operating Losses and Tax Loss Carryforwards

As of December 31, 2011, we had net operating loss carryforwards available to offset future federal and state taxable income of $138.6 million and $153.6 million, respectively, as well as $5.2 million of research and development tax credits.  The net operating loss carryforwards and credits expire at various dates through 2031.  The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards.  We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant costs and complexities associated with a study.  We may have experienced various ownership changes, as defined by the Act, as a result of past financings.  Accordingly, our ability to utilize the aforementioned carryforwards may be limited.  Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

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

During the year ended December 31, 2011, the Company recorded a non-cash property and equipment impairment charge of $7.4 million in connection with the restructuring plan announced in November 2011.  Under the restructuring plan, the Company eliminated plans to use its facility in East Norriton, Pennsylvania as a manufacturing center and centralized its research and development operations in its leased facility in Winston-Salem, North Carolina.

Preclinical and Clinical Trial Costs

A substantial portion of our ongoing research and development activities are performed under agreements we enter into with external service providers who conduct many of our research and development activities.  Estimates of incurred costs are made to determine the accrued balance in any accounting period.  The estimates incurred under the contracts are based on factors such as work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts.  As actual costs become known, we adjust our estimates.  To date, our estimates have been within management’s expectations, and no material adjustments to research and development expense have been recognized.  For the year ended December 31, 2011, a 10% increase or decrease in our estimate of research and development expense incurred under such contracts would result in an increase or decrease in research and development expense of approximately $11,000.  We may expand the level of research and development activity to be performed by external service providers in which case our estimates would be more material to our future operations.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our future results of operations

Warrant Liability

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price are accounted for as derivative liabilities under Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ASC 815).  We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance.

In March 2011, we issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction.  We valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statements of Operations.  During the year ended December 31, 2011, we recorded non-operating income of $14.4 million due to decreases in the estimated fair value of the warrants.

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

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of our common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of our peer group, risk-free rates based on U.S. Treasury security yields, and our dividend yield.  Changes in these assumptions can materially affect the fair value estimate.  We could, at any point in time, ultimately incur amounts significantly different than the carrying value.  For example, as of December 31, 2011, the calculated cash settlement value of $3.6 million exceeded the fair value of $2.5 million.  We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of December 31, 2011
	March 4, 2011	December 31, 2011

Calculated aggregate value	$16,947	$2,511	$3,596 (1)
Exercise price per share of warrant	$2.88	$2.88	$2.88
Closing price per share of common stock	$2.60	$0.47	$0.47
Volatility	65.0%	93.8%	151.0% (2)
Probability of Fundamental Transaction or Delisting	48.9%	28.9%	Not applicable
Expected term (years)	Not applicable	Not applicable	4.2
Risk-free interest rate	2.2%	0.7%	0.6%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of December 31, 2011, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2011.

Stock-Based Compensation

Effective January 1, 2006, we adopted the revised accounting standards for stock-based compensation guidance which was adopted prospectively to new awards and to awards modified, repurchased, or canceled after December 31, 2005.  This current guidance requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value, net of estimated forfeitures, over the vesting period of the underlying stock-based awards.  In addition, we account for stock-based compensation to nonemployees in accordance with the FASB accounting guidance for equity instruments that are issued to other than employees.

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

Prior to the completion of our initial public offering in April 2010, the fair value of our common stock underlying stock options granted during 2009 was determined by our compensation committee pursuant to authority delegated by our board of directors.   The fair value of our common stock underlying stock options granted during 2010, subsequent to the completion of our IPO, was determined by the closing price of our stock on the day of grant.  In the absence of a public trading market for our common stock, our compensation committee was required to estimate the fair value of our common stock at each option grant date.  Our compensation committee, in making its independent determination, utilized the assistance of an independent valuation firm.  In each of the separate valuations performed by our compensation committee, our compensation committee’s determination of the fair market values was consistent with the results and conclusions of our independent third party valuation.  We used methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, or the AICPA Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, considering numerous objective and subjective factors to determine common stock fair market value at each option grant date, including but not limited to the following factors:

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

The following table represents a summary of the contemporaneous valuations performed by our compensation committee concurrently with the achievement or failure of significant milestones or with major financing events, where applicable.  Listed are the related stock option grants and exercise prices that utilized these valuations from October 15, 2008 through December 31, 2009.

Date of Valuation	Milestone / Financing Event	Number of Shares	Exercise or Purchase Price per Share	Per Share Estimated Fair Value of Common Stock
October 15, 2008	$21.5 million raised in Series C preferred stock financing extension on October 15, 2008	3,039	$11.75	$11.75
January 15, 2009	To support 2008 performance grants issued in February 2009	2,519	$10.01	$10.01
February 13, 2009	IND for Neo-Bladder Augment placed on clinical hold; revision of projections; delay in IPO event	276	$2.03	$2.03
July 31, 2009	Board approval of amended operating plan to focus on Neo-Urinary Conduit and further delay of IPO event	355,155	$0.44	$0.44
December 3, 2009	Board approval for the Company to pursue an IPO event	—	$—	$2.90

Results of Operations

Year Ended December 31, 2010 compared to Year Ended December 31, 2011

Research and Development Expense.  Research and development expense for the years ended December 31, 2010 and 2011 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2010	2011	$	%
	(in thousands)
Compensation and related expense	$7,482	$7,085	$(397)	(5)%
External services – direct third parties	2,007	3,021	1,014	51%
External services – other	510	511	1	—%
Research materials and related expense	975	948	(27)	(3)%
Facilities and related expense	1,881	1,728	(153)	(8)%

Total research and development expense	$12,855	$13,293	$438	3%

Research and development expense increased primarily due to higher direct third-party expenses of $0.5 million for preclinical studies related to our Neo-Kidney Augment and $0.5 million for clinical studies. Research and development expense with respect to compensation and other related costs decreased $0.4 million due to reduced headcount in our Pennsylvania facility.  The decrease in headcount in our Pennsylvania facility resulted in a decrease in facility and related expenses of $0.2 million.

General and Administrative Expense. General and administrative expense for the years ended December 31, 2010 and 2011 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2010	2011	$	%
	(in thousands)
Compensation and related expense	$3,328	$4,367	$1,039	31%
Professional fees	1,642	1,888	246	15%
Facilities and related expense	349	315	(34)	(10)%
Insurance, travel, and other expenses	713	621	(92)	(13)%
Total general and administrative expense	$6,032	$7,191	$1,159	19%

General and administrative expense increased primarily due to the recognition of one-time termination benefits incurred during the second and fourth quarters of 2011 totaling $1.6 million in connection with severance agreements.  The increase is partially offset by a reduction in compensation and related expenses resulting from fewer employees in 2011 as compared to 2010.

Depreciation Expense.  Depreciation expense decreased by $1.8 million, or 35%, from $4.9 million in 2010 to $3.1 million in 2011 due primarily to an impairment charge recorded in the fourth quarter of 2011, which reduce the carrying value of assets at our Pennsylvania facility.  The decrease is also due to a change in the estimated useful life of leasehold improvements associated with leased laboratory space in Winston-Salem, North Carolina upon the extension of that lease. In May 2011, the Company exercised the first five-year renewal option under its lease for the laboratory space.  The amended lease extended the lease term to October 2016.

Impairment of Property and Equipment.  During the year ended December 31, 2011, we recorded a non-cash property and equipment impairment charge of $7.4 million in connection with the restructuring plan announced in November 2011.  Under the restructuring plan, the Company eliminated plans to use its facility in East Norriton, Pennsylvania as a manufacturing center and centralized its research and development operations in its leased facility in Winston-Salem, North Carolina.

Other Expense. Other expense was $1.7 million in 2011.  During the first and fourth quarters of 2011, we recorded non-cash charges totaling $1.6 million in connection with the lease liabilities.  The first quarter charge of $0.9 million resulted from a lease that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.  The fourth quarter charge of $0.9 million resulted from a restructuring that changed the Company’s operating plan, such that office and manufacturing space will not be utilized for the Company’s original planned use during the remaining years of the current lease term.

Interest Income (Expense).   Interest income was $62,000 and $53,000 for 2010 and 2011, respectively.  The decrease was primarily due to decreased average cash balances.  Interest expense was $2.1 million and $0.8 million for 2010 and 2011, respectively.  The decrease was primarily due to lower average debt facility balances outstanding in 2011.

Change in Fair Value of Warrant Liability.  During 2011, we recorded a non-cash credit of $14.6 million on our statement of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011.  This decrease in fair value was primarily due to a decrease in the price per share of our common stock on the reporting date.  During 2010, we recorded a non-cash credit of $0.2 million on our statement of operations due to a decrease in the fair value of the warrant liability for warrants to purchase preferred stock that were liability-classified at that time.  The preferred stock warrants were reclassified from liability to stockholders’ equity upon the completion of our initial public offering in April 2010.

Year Ended December 31, 2009 compared to Year Ended December 31, 2010

Research and Development Expense.  Research and development expense for the years ended December 31, 2009 and 2010 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2009	2010	$	%
	(in thousands)
Compensation and related expense	$9,134	$7,482	$(1,652)	(18)%
External services – direct third parties	3,753	2,007	(1,746)	(47)%
External services – other	1,048	510	(538)	(51)%
Research materials and related expense	1,771	975	(796)	(45)%
Facilities and related expense	2,242	1,881	(361)	(16)%
Total research and development expense	$17,948	$12,855	$(5,093)	(28)%

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

General and Administrative Expense.  General and administrative expense for the years ended December 31, 2009 and 2010 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2009	2010	$	%
	(in thousands)
Compensation and related expense	$3,324	$3,328	$4	—%
Professional fees	1,093	1,642	454	42%
Facilities and related expense	481	349	(132)	(28)%
Insurance, travel, and other expenses	629	713	179	28%
Total general and administrative expense	$5,527	$6,032	$505	9%

General and administrative expense increased primarily due to increased outside professional services, including legal expenses associated with operating as a public company.

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

Change in Fair Value of Warrant Liability.  Change in fair value of warrant liability increased due to a non-cash credit of $1.6 million related to the preferred stock warrants in the year ended 2009, as the estimated fair value of the Company’s preferred stock warrants decreased during that period.  The preferred stock warrants were reclassified from a liability to stockholders equity upon the completion of our initial public offering in April 2010.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales.  We have a deficit accumulated during the development stage of $230.2 million as of December 31, 2011, including $48.4 million of cumulative accretion on Redeemable Convertible Preferred Stock through April 2010.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions.  We have funded our operations principally with proceeds from equity offerings and long-term debt.  The following table summarizes our equity funding sources as of December 31, 2011:

Issue	Year	Number of Shares		Net Proceeds (in thousands)(2)
Series A Redeemable Convertible Preferred Stock	2004, 2005	1,668,311	(1)	$38,910
Series B Redeemable Convertible Preferred Stock	2006	1,906,009	(1)	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	2,077,635	(1)	54,571
Initial Public Offering	2010	6,000,000		25,721
Private Placement	2011	11,079,250		28,941
		22,731,205		$198,183

(1)	Number of shares represents the number of shares of common stock into which each series of preferred stock converted at the time of our initial public offering.

(2)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

In March 2011, we closed a private placement transaction pursuant to which we sold securities consisting of 11,079,250 shares of common stock and warrants to purchase 10,460,875 shares of common stock.  The purchase price per security was $2.83.  The warrants have a term of five years and are immediately exercisable for $2.88 per share.  We received net proceeds of approximately $28.9 million.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $39.5 million through December 31, 2011.  At December 31, 2011, we had a working capital note with an outstanding principal of $5.0 million, which borrowings have been used for our general working capital needs.  In addition, we have loans to fund equipment and other asset purchases with outstanding principal amounts of $0.1 million as of December 31, 2011.

Cash, cash equivalents and short-term investments at December 31, 2011 were $15.3 million, representing 86% of total assets.

Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations to September 2012.  This period could be shortened if there are any significant increases in planned spending on development programs than anticipated or other unforeseen events.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

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

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended:

	Year Ended December 31,
	2009	2010	2011
	(in thousands)
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(26,021)	$(19,412)	$(21,888)
Investing activities	1,876	2,347	(6,147)
Financing activities	(4,995)	12,232	25,307

Decrease in cash and cash equivalents	$(29,140)	$(4,833)	$(2,728)

Operating Activities

Cash used in operating activities increased $2.5 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to the payment of a $1.0 million security deposit in connection with the lease for our corporate headquarters and a decrease in our accrued expenses of $1.5 million.

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

Investing Activities

Cash used in investing activities increased $8.5 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to an decrease in net sales and redemptions (net of purchases) of short-term investments of $8.6 million, which was offset in part by a decrease of $0.1 million in cash paid for property and equipment.

Cash provided by investing activities increased $0.5 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to an increase in sales and redemptions (net of purchases) of short-term investments of $0.4 million and a decrease of $0.1 million in cash paid for property and equipment.

Financing Activities

Cash provided by financing activities increased $13.1 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to a decrease in payments of long-term debt of $4.9 million primarily resulting from the March 2011 refinancing of our working capital facility, and an increase of $4.9 million in proceeds from long-term debt due to new borrowings under our working capital facility in March 2011.  In addition, the 2011 period included net proceeds received from our March 2011 equity financing of $29.0 million as compared to $25.7 million received in the 2010 period consisting of net proceeds received from our initial public offering in April 2010.

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

Potential Future Milestone Payments

In 2003, we executed a license agreement with Children’s Medical Center Corporation (CMCC), whereby CMCC granted to us the utilization of certain patent rights.  We are obligated to make payments to CMCC upon the occurrence of various clinical milestones.  During the fourth quarter of 2006, we achieved two of our clinical milestones for the first licensed product launched, as defined in the agreement, and paid $350,000, which was recorded as research and development expense for the year ended December 31, 2006.  No further milestones payments have been made since 2006.  Upon the successful completion of certain milestones, we will be obligated, under our current agreement, to make future milestone payments for the first licensed product.  As of December 31, 2010, we had no payment obligations to CMCC under this agreement.  In addition, upon commercialization of the licensed product, we will pay CMCC royalties based on net sales of products covered by the license by us, our affiliates and our sublicensees in all countries, except for those for which there is no valid patent claim, until the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2011 (in thousands):

	Payments due by period
Contractual Obligations (1)(2)	Total	2012	2013 and 2014	2015 and 2016	2017 and thereafter

Debt obligations	$5,127	$2,274	$2,853	$—	$—
Interest payments on debt	687	488	199	—	—
Operating lease obligations	4,387	992	2,055	1,340	—
Other	—	—	—	—	—
Total	$10,201	$3,754	$5,107	$1,340	$—

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

(2)
This table does not include any license maintenance fees which may become payable to Wake Forest University Health Sciences (WFUHS), as the timing and likelihood of such payments are not known.  We will be required to pay certain license maintenance fees with respect to each product covered by new development patents under our license with WFUHS, commencing two years after we initiate the first animal study conducted under cGLP, with respect to such product.  These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties we are obligated to pay to WFUHS for such product.

Working Capital Note

In March 2011, we refinanced the outstanding debt owed to one of our lenders.  Pursuant to the terms of the refinancing, we simultaneously borrowed $5.0 million from the lender and repaid the then outstanding principal amount of $4.5 million.  As of December 31, 2011, the outstanding balance of this loan was $5.0 million.  We are obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.  In October 2008, we refinanced the terms of the working capital note with a then principal amount of $20 million, which was previously refinanced in 2006 and 2007.  Under the 2008 refinancing, the repayment terms of $14.2 million principal amount of the working capital note were extended to add an additional six-month period of interest-only payments through July 2009 followed by 24 monthly payments of principal and accrued interest at an annual interest rate of 12.26%.  The repayment of $5.8 million of the working capital note were extended to add a 14-month period of interest-only payments through January 2010 followed by 20 monthly payments of principal and accrued interest at an annual interest rate of 12.26%.

Borrowings under the Working Capital Note are secured by all of our assets, except for intellectual property and permitted liens that have priority, including liens on certain equipment acquired to secure the purchase price or lease obligation, as defined in the loan agreement.

Equipment and Supplemental Working Capital Note

We have an additional loan with another lender to fund equipment and other asset purchases.  As of December 31, 2011, the outstanding balance of this loan was $0.1 million, which is scheduled to be repaid during 2012.  The original amount borrowed of $9.8 million consisted of a $7.4 million note to purchase equipment, or the equipment note, and a $2.4 million note for other soft costs, or supplemental working capital note, for purchases from July 2005 through December 2009.  In October 2007, we refinanced the equipment and supplemental working capital notes with a then carrying amount of $4.6 million.  Under the terms of the refinanced equipment and supplemental working capital notes, we had a 12-month period of interest-only payments through October 2008 followed by 24 monthly payments of principal and accrued interest at an annual interest rate of 10.44%.  During 2008, we executed an additional loan in the amount of $1.1 million on the equipment and supplemental working capital notes.  During 2009, we executed an additional loan in the amount of $0.5 million on the equipment and supplemental working capital notes.  The equipment note bears interest at an average rate of 11.69% and matures over 36 to 48 months.  The supplemental working capital note bears interest at an average rate of 11.67% and matures over 36 months.  The equipment note and the supplemental working capital note are secured by a first priority lien on equipment and assets purchased with the proceeds from the notes.

Machinery and Equipment Loan

In December 2007, we executed a $1.65 million agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases through December 31, 2009.  As of December 31, 2011, this loan was paid in full.   On December 31, 2007 we borrowed $1.3 million under the loan to fund equipment purchases.  In March 2009, we borrowed an additional $0.3 million under the loan to fund equipment purchases.  Under the terms of the loan, we have a four year period of payments of principal and accrued interest at an annual interest rate of 5% until September 2011 and 5.25% from September 2011 through maturity of the loan.  The loan is secured by a first priority lien on equipment and assets purchased with the proceeds from the loan.

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

In June 2005, we entered into a six-year, non-cancelable lease agreement for laboratory space for our research and development projects in Winston-Salem, North Carolina.  The lease agreement includes the right to lease additional contiguous space, which we executed in February 2007.  The initial term for the lease for this facility expired in September 2011.  In May 2011, we exercised the first five-year renewal option under the lease.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million commencing in October 2011.

Other Contractual Obligations

In January 2006, we entered into a research agreement with WFUHS, which was amended in September 2006 and extended in September 2010 for an additional three-year period.  Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments.  Under the extended agreement, we made payments of $800,000 for 2011 research activities of WFUHS.  We terminated the research agreement with WFUHS effective as of December 31, 2011.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality.  Due to the nature of these investments, we believe that we are not subject to any material market risk exposure.  As of December 31, 2011, we had cash and cash equivalents of $15.3 million.

Item 8.  Financial Statements and Supplementary Data

This information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 (a) (1) of Part IV of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of such controls in future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 13.  Certain Relationships and Related Party Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

Item 14.  Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2011.

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

TENGION, INC.

Date: March 28, 2012	By: /s/ John L. Miclot
John L. Miclot President and Chief Executive Officer

POWER OF ATTORNEY

We, the undersigned officers and directors of Tengion, Inc., hereby severally constitute and appoint John L. Miclot and A. Brian Davis, and each of them singly (with full power to each of them to act alone), our true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution in each of them for him and in his name, place and stead, and in any and all capacities, to sign for us and in our names in the capacities indicated below any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as full to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

Signature	Title	Date
/s/ John L. Miclot John L. Miclot	President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2012

/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	March 28, 2012

/s/ David I. Scheer David I. Scheer	Chairman of the Board of Directors	March 28, 2012

/s/ Carl-Johan Dalsgaard Carl-Johan Dalsgaard, M.D., Ph.D.	Director	March 28, 2012

/s/ Scott D. Flora Scott D. Flora	Director	March 28, 2012

/s/ Diane K. Jorkasky Diane K. Jorkasky, M.D.	Director	March 28, 2012

/s/ Richard E. Kuntz Richard E. Kuntz, M.D., M.Sc.	Director	March 28, 2012

/s/ Lorin J. Randall Lorin J. Randall	Director	March 28, 2012

TENGION, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors
Tengion, Inc.

We have audited the accompanying balance sheets of Tengion, Inc. (the Company) (a development stage company), as of December 31, 2011 and 2010, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011, and for the period from July 10, 2003 (inception) through December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from July 10, 2003 (inception) through December 31, 2008 were audited by other auditors whose report dated May 29, 2009 expressed an unqualified opinion on those statements.  The financial statements for the period July 10, 2003 (inception) through December 31, 2008 include a net loss of $107.4 million.  Our opinion on the statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit) and cash flows for the period July 10, 2003 (inception) through December 31, 2011, insofar as it relates to amounts for prior periods through December 31, 2008, is based solely on the report of other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 and the period from July 10, 2003 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has recurring losses from operations and will require additional capital to support operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The December 31, 2011 financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Tengion, Inc.:

We have audited the accompanying statements of operations, redeemable convertible preferred stock and stockholders’ deficit, and cash flows of Tengion, Inc. (a development-stage company) (the Company) for the period from July 10, 2003 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
May 29, 2009, except as to
Note 3(l), which is as of March 24, 2010

TENGION, INC.
(A Development-Stage Company)

Balance Sheets
(in thousands, except per share data)

	December 31,
	2010	2011

ASSETS
Current assets:
Cash and cash equivalents, including $1,661 and $1,194 of cash as of December 31, 2010 and 2011, respectively, collateralizing letters of credit (Note 16)	$11,972	$9,244
Short-term investments	—	6,066
Deferred equity offering costs	41	—
Prepaid expenses and other	492	408
Total current assets	12,505	15,718
Property and equipment, net of accumulated depreciation of $19,830 and $12,622 as of December 31, 2010 and 2011, respectively	11,492	1,021
Other assets	147	1,078
Total assets	$24,144	$17,817

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,016	$2,205
Current portion of lease liability	—	739
Accounts payable	1,194	829
Accrued compensation and benefits	1,291	2,354
Accrued expenses	1,552	437
Warrant liability	—	2,511
Other current liabilities	205	—
Total current liabilities	8,258	9,075
Long-term debt	4,585	2,782
Lease liability	—	943
Other liabilities	241	2
Total liabilities	13,084	12,802

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2010 and 2011, respectively	—	—
Common stock, $0.001 par value; 90,000 shares authorized; 12,386 and 23,814 shares issued and outstanding at December 31, 2010 and 2011, respectively	12	24
Additional paid-in capital	222,231	235,235
Deficit accumulated during the development stage	(211,183)	(230,244)
Total stockholders’ equity	11,060	5,015
Total liabilities and stockholders’ equity	$24,144	$17,817

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,			Period from July 10, 2003 (inception) through December 31,	Period from July 10, 2003 (inception) through December 31,
	2009	2010	2011	2008	2011
Operating expenses:
Research and development	$17,948	$12,855	$13,293	$73,761	$117,857
General and administrative	5,527	6,032	7,191	23,143	41,893
Depreciation	4,937	4,862	3,141	10,212	23,152
Impairment of property and equipment	—	—	7,371	—	7,371
Other expense	—	—	1,705	—	1,705

Total operating expenses	(28,412)	(23,749)	(32,701)	(107,116)	(191,978)
Interest income	211	62	53	8,185	8,511
Interest expense	(3,468)	(2,105)	(849)	(8,467)	(14,889)
Change in fair value of warrant liability	1,824	192	14,436	47	16,499

Net loss	(29,845)	(25,600)	(19,061)	$(107,351)	$(181,857)

Accretion of redeemable convertible preferred stock to redemption value	(14,059)	(3,993)	—

Net loss attributable to common stockholders	$(43,904)	$(29,593)	$(19,061)

Basic and diluted net loss attributable to common stockholders per share	$(62.95)	$(3.22)	$(0.88)

Weighted-average common stock outstanding – basic and diluted	697	9,197	21,629

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

TENGION, INC.
(A Development-Stage Company)

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except per share data)

			Stockholders’ equity (deficit)
							Deficit accumulated during the development stage
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2007	70,161	$140,751	675	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	8	—	28	—	—	28
Repurchased vested restricted stock	—	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	682	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	20	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	702	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	32	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	5,652	5	191,904	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	6,000	6	25,721	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	12,386	12	222,231	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	11,079	11	28,930	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	187	1	82	—	—	83
Issuance of restricted stock to employees	—	—	311	—	—	—	—	—
Cancellation of non-vested restricted stock	—	—	(149)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	$—	23,814	$24	$235,235	$—	$(230,244)	$5,015

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)
				Period from July 10, 2003 (inception) through	Period from July 10, 2003 (inception) through
	Year Ended December 31,			December 31, 2008	December 31,
	2009	2010	2011		2011
Cash flows from operating activities:
Net loss	$(29,845)	$(25,600)	$(19,061)	$(107,351)	$(181,857)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,937	4,862	3,141	10,212	23,152
Change in fair value of warrant liability	(1,824)	(192)	(14,436)	(47)	(16,499)
Charge related to lease liability	—	—	1,705	—	1,705
Loss on disposition of property and equipment	101	2	—	16	119
Impairment of property and equipment	—	—	7,371	—	7,371
Amortization of net discount on short-term investments	—	—	—	(149)	(149)
Noncash interest expense	460	325	162	1,601	2,548
Noncash rent expense (income)	19	4	(24)	218	217
Stock-based compensation expense	855	954	834	2,536	5,179
Changes in operating assets and liabilities:
Prepaid expenses and other assets	71	(137)	(802)	(760)	(1,628)
Accounts payable	969	(631)	(283)	815	870
Accrued expenses and other	(1,764)	1,000	(495)	4,021	2,763
Net cash used in operating activities	(26,021)	(19,411)	(21,888)	(88,888)	(156,208)

Cash flows from investing activities:
Purchases of short-term investments	(17,432)	(33,445)	(13,066)	(260,565)	(324,508)
Sales and redemptions of short-term investments	19,590	35,944	7,000	256,057	318,591
Cash paid for property and equipment	(289)	(152)	(81)	(31,152)	(31,674)
Proceeds from the sale of property and equipment	7	—	—	4	11
Net cash provided by (used in) investing activities	1,876	2,347	(6,147)	(35,656)	(37,580)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	—	139,960	139,960
Proceeds from sales of common stock and warrants, net	47	25,748	29,023	99	54,917
Repurchases of common stock	—	—	—	(94)	(94)
Proceeds from long-term debt, net of issuance costs	841	—	4,908	33,768	39,517
Payments on long-term debt	(5,883)	(13,516)	(8,624)	(3,245)	(31,268)
Net cash (used in) provided by financing activities	(4,955)	12,232	25,307	170,488	203,032

Net (decrease) increase in cash and cash equivalents	(29,140)	(4,832)	(2,728)	45,944	9,244
Cash and cash equivalents, beginning of period	45,944	16,804	11,972	—	—
Cash and cash equivalents, end of period	$16,804	$11,972	$9,244	$45,944	$9,244

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Notes to Financial Statements

(1)           Organization and Nature of Operations

Tengion, Inc. (the Company) was incorporated in Delaware on July 10, 2003.  The Company is focused on discovering, developing, manufacturing and commercializing replacement human neo-organs derived from a patient’s own cells, or autologous cells.  Building on clinical and preclinical experience, the Company is leveraging its platform to develop its Neo-Urinary Conduit for bladder cancer patients and its Neo-Kidney Augment for patients with advanced chronic kidney disease.  The Company operates as a single business segment.

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

(2)           Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $230.2 million as of December 31, 2011, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

Based upon its current expected level of operating expenditures and debt repayment, and assuming it is not required to settle any outstanding warrants in cash, the Company expects to be able to fund its operations to September 2012.  The Company intends to pursue additional sources of capital to continue its business operations as currently conducted and fund deficits in operating cash flows.  There is no assurance that such financing will be available when needed or, if available, on terms acceptable to the Company.

In November 2011, the Company’s Board of Directors approved a restructuring plan designed to fund the Company’s lead development programs through key milestones in 2012, eliminate plans to use its facility in East Norriton, Pennsylvania as a manufacturing center, and centralize its research and development operations in its leased facility in Winston-Salem, North Carolina.  The Company has retained a few administrative employees in its facility in East Norriton, Pennsylvania, and is exploring options to significantly reduce the amount of space it currently rents.

In the event financing is not obtained, the Company could pursue additional headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.If the Company is required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs, these events could have a material adverse effect on the Company's business, results of operations and financial condition.

These factors could significantly limit the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

(b)Fair Value of Financial Instruments

As of December 31, 2010 and 2011, the carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments.  In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.

(c)Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2010 and 2011, cash and cash equivalents included government-backed money market funds, commercial paper, and various bank deposit accounts.  As of December 31, 2011, $1.2 million of the Company’s cash is held in a separate account collateralizing letters of credit issued by a bank in favor of the landlord of our leased facility in East Norriton, Pennsylvania.  See Note 16 for more details.

(d)Short-term Investments

The Company classifies investments as held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date.  Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity.  Held-to-maturity investments are recorded at amortized cost, adjusted for the accretion of discounts or premiums.  Discounts or premiums are accreted into interest income over the life of the related investment using the straight-line method, which approximates the effective- yield method.  Dividend and interest income are recognized when earned.

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

(f)Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, then an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  During the year ended December 31, 2011, the Company recorded a charge for impairment of property and equipment.  See Note 6 for additional information.

(g)Research and Development

Research and development costs are charged to expense as incurred.  Research and development costs consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, including stock-based compensation; payments made to third party contract research organizations for preclinical studies, investigative sites for clinical trials, and consultants; costs associated with regulatory filings and the advancement of the Company’s product candidates through preclinical studies and clinical trials; laboratory and other supplies; manufacturing development costs; and related facility maintenance.

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

(i)Stock-Based Compensation

The Company measures and recognizes compensation expense for all employee stock-based payments at fair value, net of estimated forfeitures, over the vesting period of the underlying stock-based awards.  In addition, the Company accounts for stock-based compensation to nonemployees in accordance with the accounting guidance for equity instruments that are issued to other than employees.

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

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts will be recorded as an adjustment in the period in which estimates are revised.  The Company considers many factors when estimating expected forfeitures for stock awards granted to employees, consultants and directors, including types of awards, employee class, and an analysis of the Company’s historical and known forfeitures on existing awards.  Under the true-up provisions of the stock based compensation guidance, the Company records additional expense if the actual forfeiture rate is lower than estimated, and a recovery of expense if the actual forfeiture rate is higher than estimated, during the period in which the options vest.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of December 31, 2009, 2010, and 2011, as they would be anti-dilutive:

	Year Ended December 31,
	2009	2010	2011
Shares underlying warrants outstanding	1,605,439	114,342	10,645,888
Shares underlying options outstanding	712,379	1,377,710	1,746,970
Unvested restricted stock	432	—	139,779
Shares of redeemable convertible preferred stock	81,954,127	—	—

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

(l)Reverse Stock Split

On February 18, 2010, the board of directors of the Company, subject to stockholder approval, approved a reverse stock split of the Company’s common stock at a ratio of one share for every 14.5 shares previously held.  The reverse stock split was effective on March 24, 2010.  All common stock share and per-share data included in these financial statements reflect such reverse stock split.

(m)Reclassification

Certain prior period amounts in the financial statements and notes thereto have been reclassified to conform to the current period presentation.

(4)	Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported (in thousands).

	Year Ended December 31,			Period from July 10, 2003 (inception) through December 31,	Period from July 10, 2003 (inception) through December 31,
	2009	2010	2011	2008	2011
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$—	$3,562	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	—	210	210
Fair value of warrants issued with issuance of long-term debt	9	—	105	2,176	2,290
Fair value of warrants issued with sale of common stock	—	—	16,947	—	16,947
Conversion of redeemable convertible preferred stock into 5,652 shares of common stock	—	191,909	—	—	191,909
Conversion of warrant liability	—	123	—	—	123
Noncash property and equipment additions	80	41	—	52	—
Cash paid for interest, net of amounts capitalized	3,008	1,695	722	6,853	12,278

(5)	Short-term Investments and Financial Instruments

As of December 31, 2010 and 2011, the carrying amounts of financial instruments held by the Company, which include cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments.  In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.  See below and Note 13 for a discussion of fair value of the warrants.

As of December 31, 2011, short-term investments consisted of investments in commercial paper and U.S. government agency and corporate securities of $6.1 million.  As of December 31, 2010, the Company had no short-term investments.  The Company had the ability and intent to hold these investments until maturity and therefore has classified the investments as held-to-maturity.  Due to the short-term nature of these investments, unrealized gains and losses have been deemed temporary and therefore not recognized in the accompanying financial statements.  Income generated from short-term investments is recorded to interest income.

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2010 and 2011 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2010
Assets:
Cash and cash equivalents	$11,972	$—	$—	$11,972

At December 31, 2011
Assets:
Cash and cash equivalents	$9,244	$—	$—	$9,244
Short-term investments
U.S. government agency funds	4,021	—	—	4,021
Corporate securities	2,045	—	—	2,045
Short-term investments	6,066	—	—	6,066
	$15,310	$—	$—	$15,310

Liabilities:
Warrant liability	$—	$—	$2,511	$2,511

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Balance at January 1, 2010	$314
Issuance of additional warrants	—
Change in fair value of warrant liability	(191)
Reclassification of warrant liability to stockholders’ equity	(123)
Balance at December 31, 2010	$—
Issuance of additional warrants	16,947
Change in fair value of warrant liability	(14,436)
Balance at December 31, 2011	$2,511

The fair value of the warrant liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 13 for further discussion of the warrant liability.

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.  The Company recorded an impairment charge of $7.4 million in the year ended December 31, 2011, to fully write off certain property and equipment as discussed in Note 6.  The Company recorded another charge of $1.8 million in the year ended December 31, 2011 related to the fair value of the liability incurred at the cease-use date related to certain operating leases as discussed in Note 10.  The Company also recorded $1.7 million charge in the year ended December 31, 2011 related to termination benefits as discussed in Note 9.

(6)	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2011
Office and warehouse equipment	$356	$323
Computer equipment	1,246	985
Furniture and fixtures	524	524
Laboratory equipment	7,762	4,913
Leasehold improvements	21,434	6,898
	31,322	13,643
Less accumulated depreciation	(19,830)	(12,622)
	$11,492	$1,021

During the year ended December 31, 2011, the Company recorded a non-cash property and equipment impairment charge of $7.4 million in connection with the restructuring plan described in Note 9.  Under the restructuring plan, the Company eliminated plans to use its facility in East Norriton, Pennsylvania as a manufacturing center and centralized its research and development operations in its leased facility in Winston-Salem, North Carolina.  The aggregate acquisition value of the impaired assets, most of which were leasehold improvements, was reduced by $17.6 million and the related accumulated depreciation was reduced by $10.2 million as there was no future realizable value related to these assets.

(7)	Accrued compensation and benefits

Accrued compensation and benefits expenses consist of the following (in thousands):

	December 31,
	2010	2011
Accrued severance benefits	$-	$1,774
Other accrued compensation and benefits	1,291	580
	$1,291	$2,354

As of December 31, 2011 accrued severance benefits included $1.5 million related to the restructuring in November 2011 (See Note 9 below for more details).  The Company expects to complete payment of these severance benefits by September 2012.

As of December 31, 2011 accrued severance benefits also included $0.2 million related to the severance agreement the Company entered into with its former president and chief executive officer in June 2011.  The severance agreement provided for the employee to receive 12 monthly severance payments equal to his current monthly salary and a one-time cash payment equal to his target bonus amount for 2011.  During the year ended December 31, 2011, the Company recorded compensation expense within general and administrative expense and a corresponding liability of $0.7 million for the estimated value of the Company’s obligations under the severance agreement.  As of December 31, 2011, the Company paid $0.5 million and anticipates making payments of the remaining $0.2 million through June 30, 2012 in connection with the severance agreement.

Other accrued compensation and benefits for the year ended December 31, 2010 and 2011 consisted primarily of accrued bonus of $1.1 million and $0.4 million, respectively.

(8)	Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2010	2011
Accrued consulting and professional fees	$730	$119
Accrued research and development	679	235
Other	143	83
	$1,552	$437

(9)	Restructuring Expenses

In November 2011, the Company’s Board of Directors approved a restructuring plan designed to fund the Company’s lead development programs through key milestones in 2012, eliminate plans to use its facility in East Norriton, Pennsylvania as a manufacturing center, and centralize its research and development operations in its leased facility in Winston-Salem, North Carolina.   The Company has retained a few administrative employees in its facility in East Norriton, Pennsylvania, and is exploring options to significantly reduce the amount of space it currently rents.  In connection with the restructuring, the Company recorded a non-cash property and equipment impairment charge (see Note 6 for further information) and a non-cash charge related to its lease obligations (see Note 10 for further information).

The Company offered severance benefits to the terminated employees, and estimates a total charge for personnel-related termination costs of approximately $2.0 million. The Company recorded $1.7 million of the total charge in the fourth quarter of 2011, of which $0.8 million is included in research and development expense and $0.9 million is included in general and administrative expense in the accompanying statements of operations.  The Company expects to complete payment of these severance benefits by September 2012.  The following table summarizes the activity related to accrued severance benefits for the year ended December 31, 2011 (in thousands).

	2011 charges to operations	2011 charges paid	Accrual balance as of December 31, 2011
Restructuring Expenses:
Severance benefits	$1,716	$172	$1,544

In 2009, the Company implemented a restructuring plan, which reduced headcount by 34 employees.  Expenses incurred related to the 2009 restructuring consisted of termination benefits of $0.9 million in the year ended December 31, 2009, of which $0.6 million is included in research and development expense and $0.3 million is included in general and administrative expense in the accompanying statements of operations.  As of December 31, 2010 all cost associated with the 2009 restructuring plan were incurred and paid.

(10)	Lease Liability

The Company entered into an agreement in February 2006 to lease warehouse space effective March 1, 2011, at which time the Company determined it was not likely to utilize the space during the five-year lease term.  Therefore, the Company recorded a liability as of March 1, 2011, the cease-use date, for the fair value of its obligations under the lease.  The most significant assumptions used in determining the amount of the estimated lease liability are the potential sublease revenues and the credit-adjusted risk-free rate utilized to discount the estimated future cash flows.  During 2011, the Company recorded a liability and corresponding expense, which is included in other expense on the statement of operations, of $0.9 million, based on the Company’s estimate of the fair value of its obligations.

In connection with the restructuring described in Note 9, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term.  Therefore, the Company recorded a liability as November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.  During 2011, the Company recorded a liability and corresponding expense, which is included in other expense on the statement of operations, of $0.9 million, based on the Company’s estimate of the fair value of its obligations.

The following table summarizes the activity related to the lease liability for the year ended December 31, 2011 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at January 1, 2011	$—	$—	$—
Initial fair value	933	891	1,824
Charges utilized	(193)	(45)	(238)
Additional charges to operations	88	8	96
Balance at December 31, 2011	828	854	1,682
Less current portion	(225)	(514)	(739)
	$603	$340	$943

(11)	Debt

Total debt outstanding consists of the following (in thousands):

	December 31,
	2010	2011
Working Capital Note	$7,257	$5,000
Equipment and Supplemental Working Capital Notes	1,015	126
Machinery and Equipment Loan	477	-
Unamortized debt discount	(148)	(139)
	8,601	4,987
Less current portion	(4,016)	(2,205)
	$4,585	$2,782

Principal payments due as of December 31, 2011 are as follows (in thousands):

2012	$2,274
2013	2,620
2014	232
5,126
Less unamortized debt discount	(139)
$4,987

Working Capital Note

The Company has an outstanding working capital loan (the Working Capital Note) that was utilized to fund working capital needs of the Company.  In March 2011, the Company refinanced the outstanding debt owed to its lender of the Working Capital Note.  Pursuant to the terms of the refinancing, the Company simultaneously borrowed $5 million and repaid the then outstanding principal amount of $4.5 million. The Company modified the classification of long-term debt on its balance sheet as of December 31, 2010 to reflect the revised payment terms included in the new loan agreement.

Borrowings under the Working Capital Note are secured by all assets of the Company, except for Intellectual Property and permitted liens that have priority, including liens on equipment subsequently acquired to secure the purchase price or lease obligation, as defined in the loan agreement.  The Company is obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.  In connection with the refinancing, the Company granted a warrant to the lender to purchase 70,671 shares of common stock.  The fair value of the warrant issued in connection with the refinancing was $0.1 million, using the Black-Scholes model.  See Note 13 for further discussion on warrants.

In addition, the lender also holds warrants exercisable into 100,874 shares of common stock as of December 31, 2011.  The estimated fair value of all of the warrants issued to the lender has been recorded against the carrying value of the Working Capital Note as an original issue discount (OID), which is being amortized to interest expense over the term of the Working Capital Note.  During the years ended December 31, 2009, 2010 and 2011, the Company recognized a noncash charge to interest expense of $0.4 million, $0.3 million, and $0.1 million, respectively, for the amortization of OID.

The Company recorded interest expense of $2.4 million, $1.5 million, and $0.6 million related to the Working Capital Note for the years ended December 31, 2009, 2010 and 2011, respectively.

Equipment and Supplemental Working Capital Note

In 2005, the Company executed a loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2010. Borrowings under the Equipment and Supplemental Working Capital Note are secured by equipment, as defined in the loan agreements.  As of December 31, 2011, the Equipment Note and the Supplemental Working Capital Note bear interest at an average rate of 11.49% and 13.52%, respectively.  The Company will make its final monthly principal and interest payment in April 2012 for each of the Equipment Note and the Supplemental Working Capital Note.  The Company recorded interest expense of $0.6 million, $0.3 million, and $0.1 million related to the Equipment and Supplemental Working Capital Notes for the years ended December 31, 2009, 2010 and 2011, respectively.

The lender holds warrants exercisable into 9,578 shares of common stock as of December 31, 2011.  The estimated fair value of the warrants issued to this lender has been recorded against the carrying value as OID, which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes.  During the years ended December 31, 2009, 2010 and 2011, the Company recognized a noncash charge to interest expense of $44,000, $31,000, and $9,000, respectively, for the amortization of OID.

Machinery and Equipment Loan

In December 2007, the Company executed an agreement with the Commonwealth of Pennsylvania to fund machinery and equipment and other asset purchases (MELF Loan) through December 31, 2010.  Borrowings under the MELF Loan are secured by equipment, as defined in the loan agreement.  Under the terms of the MELF Loan, the Company has a four year period of payments of principal and accrued interest at an annual interest rate of 5% until September 2011 and 5.25% from September 2011 through maturity of the loan. The Company made its final monthly principal and interest payment in December 2011.  The Company recorded interest expense of $54,000, $36,000 and $13,000 related to the MELF Loan for the years ended December 31, 2009, 2010 and 2011, respectively.

In connection with the Working Capital Note, Equipment Note, Supplemental Working Capital Note, and the MELF Loan, the Company incurred financing costs of $0.3 million, recorded as other assets on the accompanying balance sheets, which are being amortized on a straight-line basis until maturity of the related notes. The Company recorded amortization of deferred financing costs of  $44,000, $44,000, and $47,000 during the years ended December 31, 2009, 2010 and 2011, respectively, which was included in interest expense on the accompanying statements of operations.

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

(12)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, and Scientific Advisory Board members.  As of December 31, 2011, the Company was authorized to issue 90,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

March 2011 Equity Financing

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 11,079,250 shares of common stock and warrants to purchase 10,460,875 shares of common stock.  The purchase price per security was $2.83.  The Company received net proceeds of $28.9 million.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011.  The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.  In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors.  If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2011, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

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

Preferred Stock

As of December 31, 2011, the Company was authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of our preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of our company or other corporate action.  There are no shares issued or outstanding as of December 31, 2011.

In August 2004 and March 2005, the Company issued 20,943,577 and 3,247,095 shares, respectively, of Series A-1 at $1.61683 per share.  The shares issued in August 2004 resulted in cash proceeds of approximately $30.1 million, net of transaction costs, and the conversion of principal and interest on the convertible notes in the aggregate amount of approximately $3.6 million.  The shares issued in March 2005 resulted in cash proceeds of approximately $5.2 million, net of transaction costs.  In June 2006, the Company converted each share of Series A-1 into one share of Series A.  All terms of the Series A remained the same as the Series A-1.  In June 2006, the Company issued 27,637,363 shares of Series B at $1.82 per share.  The shares issued resulted in cash proceeds of approximately $50.0 million, net of transaction costs.  In September 2007 and October 2008, the Company issued 18,332,965 and 11,793,127 shares of Series C, respectively, at $1.82 per share.  The shares issued resulted in cash proceeds of approximately $33.2 million and $21.4 million, net of transaction costs, in 2007 and 2008, respectively.  The Company incurred aggregate costs of $0.2 million for Series A, $0.3 million for Series B, and $0.3 million for Series C, respectively, in connection with the sale of the Series A, Series B, and Series C, which reduced the initial carrying value of each Series of redeemable convertible preferred stock.

The Series A, Series B, and Series C were convertible into common stock at the option of the holder on a share-for-share basis, subject to certain customary anti-dilution adjustments contained in the Company’s certificate of incorporation, which were triggered, with respect to each series of preferred stock, upon the closing of the Company’s IPO in April 2010.  In addition, the Series A, Series B and Series C were entitled to vote together with the common stockholders as one class and were entitled to separate votes on certain matters.  The Series A, Series B, and Series C stockholders were entitled to receive an annual 8% dividend, when and if declared by the board of directors.  No dividends were declared through the conversion date in April 2010.

(13)	Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities under FASB ASC 815, Derivatives and Hedging (ASC 815) if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2011:

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
	10,645,888

Equity-classified Warrants

In March 2011, the Company granted a warrant to a lender to purchase 70,671 shares of common stock in connection with the refinancing of the Company’s Working Capital Note.  See Note 10 for a discussion of the refinancing.  The Company determined the fair value of the warrant as of the date of grant was $1.49 per share by utilizing the Black-Scholes model.  In estimating the fair value of the warrant, the Company utilized the following inputs: closing price per share of common stock of $2.74, volatility of 64.96%, expected term of 5 years, risk-free interest rate of 2.0% and dividend yield of zero.

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

Prior to the Company’s initial public offering, the warrants were classified as a warrant liability on the balance sheet because the warrants entitled the holder to purchase shares of preferred stock, which the holder could have caused the Company to redeem at the option of the holder.  Subsequent to the closing of the initial public offering, these warrants no longer are exercisable for a redeemable security, and therefore such warrants are now classified within stockholders’ equity.

The aggregate fair value of these warrants as of the initial public offering date was lower than the aggregate fair value as of December 31, 2009, resulting in a noncash credit to change in fair value of common stock warrants of $0.2 million during the year ended December 31, 2010.

Liability-classified Warrants

In March 2011, the Company issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction.  Each warrant is exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $2.88, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.  During the year ended December 31, 2011, the Company recorded non-operating income of $14.4 million due to a decrease in the estimated fair value of these warrants.

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

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.  We could, at any point in time, ultimately incur amounts significantly different than the carrying value.  For example, as of December 31, 2011, the calculated cash settlement value of $3.6 million exceeded the fair value of $2.5 million.  The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of December 31, 2011
	March 4, 2011	December 31, 2011

Calculated aggregate value	$16,947	$2,511	$3,596	(1)
Exercise price per share of warrant	$2.88	$2.88	$2.88
Closing price per share of common stock	$2.60	$0.47	$0.47
Volatility	65.0%	93.8%	151.0	% (2)
Probability of Fundamental Transaction or Delisting	48.9%	28.9%	Not applicable
Expected term (years)	Not applicable	Not applicable	4.2
Risk-free interest rate	2.2%	0.7%	0.6%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of December 31, 2011, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2011.

(14)	Stock-based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of December 31, 2011, 727,488 shares of common stock were available for future grants under the Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2008	518,977	$3.63
Granted	358,640	$0.44
Exercised	(20,005)	$2.71
Forfeited	(145,233)	$13.54
Outstanding at December 31, 2009	712,379	$1.00
Granted	790,812	$3.65
Exercised	(32,255)	$0.44
Forfeited	(93,226)	$1.73
Outstanding at December 31, 2010	1,377,710	$2.49
Granted	1,305,675	$1.14
Exercised	(187,158)	$0.44
Forfeited	(749,257)	$2.54
Outstanding at December 31, 2011	1,746,970	$1.68	8.9	$63

Vested and expected to vest at December 31, 2011	1,618,332	$1.71	8.9	$57

Exercisable at December 31, 2011	457,300	$2.74	7.3	$6

During 2009, 2010 and 2011, the Company issued options to purchase 358,640, 758,812, and 1,295,675 shares of common stock, respectively, to employees and non-employee directors under the Plans.  The per-share weighted-average fair value of the options granted to employees during 2009, 2010 and 2011 was estimated at $0.44, $3.65, and $0.61, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2009	2010	2011

Volatility	66.2%	69.4%	78.79%
Expected term	6 years	6 years	5.5 years
Risk-free interest rate	2.7%	2.0%	1.37%
Dividend yield	None	None	None

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the years ended December 31, 2009, 2010, and 2011 was $0.9 million, $0.9 million, and $0.7 million, respectively.  As of December 31, 2011, there was $0.9 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee stock options and remaining incremental expense associated with the modification of stock options and $26,000 of unrecognized compensation expense related to non-vested non-employee director stock options, which are expected to be recognized over a weighted- average period of approximately 3.5 years.

During 2010 and 2011, the Company issued options to purchase 32,000 and 10,000 shares of common stock, respectively, to non-employee consultants under the Plan.  No options were granted to non-employees during the year ended December 31, 2009.  The per-share weighted-average fair value of the options granted to non-employees during 2010 and 2011 was estimated at $1.21 and $0.29, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2009	2010	2011

Volatility	Not applicable	69.35%	88.47%
Expected term	Not applicable	6 years	5 years
Risk-free interest rate	Not applicable	2.0%	0.83%
Dividend yield	Not applicable	None	None

Total stock-based compensation expense recognized for stock options to nonemployees for the years ended December 31, 2010 and 2011 was $14,000 and $9,000, respectively.  For the year ended December 31, 2009, the Company recognized a credit of $66,000 due to the decline in the per-share fair value of the outstanding options granted to non-employees.  As of December 31, 2011, there was approximately $5,000 of unrecognized compensation expense related to non-vested non-employee stock options, which is expected to be recognized over a weighted- average period of less than 1 year.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:
	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2008	3,191	$—
Granted	—	$—
Vested	(2,759)	$3.51
Forfeited	—	$—
Nonvested at December 31, 2009	432	$5.80
Granted	—	$—
Vested	(432)	$5.80
Forfeited	—	$—
Nonvested at December 31, 2010	—	$—
Granted	310,783	$2.42
Vested	(21,667)	$2.42
Forfeited	(149,337)	$2.42
Nonvested at December 31, 2011	139,779	$2.42

Total stock-based compensation expense for restricted stock was $10,000, $1,000, and $0.1 million for the years ended December 31, 2009, 2010, and 2011, respectively.  As of December 31, 2011, there was $0.2 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted- average period of 3.1 years.

(15)	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for the benefit of its employees.  Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations.  As of December 31, 2011, the Company has not elected to match any of the employee’s contributions to the 401(k) Plan.

(16)	Commitments and Contingencies

(a)Leases and Letters of Credit

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Rent expense under these operating leases was $0.7 million for each of the years ended December 31, 2009, 2010, 2011, and $4.6 million for the period from July 10, 2003 (inception) through December 31, 2011.

The following table summarizes future minimum lease payments as of December 31, 2011 (in thousands):

2012	$992
2013	1,016
2014	1,040
2015	1,063
2016	276
Total minimum lease payments (1)	$4,387

(1)	The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 9 related to the Company’s lease liability.

Effective March 2011, the lease agreement for the Company’s facility in East Norriton, Pennsylvania required the Company to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, the Company obtained letters of credit from a bank in favor of the landlord to satisfy the obligations.  In January 2011, the Company deposited $1.0 million with the landlord as a security deposit, which amount is recorded as a non-current other asset on the Company’s balance sheet as of December 31, 2011.  As of December 31, 2011, an outstanding letter of credit is satisfying the remaining o restoration deposit obligation of $1.2 million.  At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition.  The letter of credit is collateralized by an account held at the bank.  If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral.  If the Company fails to provide additional collateral, the bank has the right to withdraw the letter of credit.  In that event, the landlord would have the right to require the Company to deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

In May 2011, the Company exercised the first five-year renewal option under its lease for laboratory space in Winston-Salem, North Carolina.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million commencing in October 2011.

(b)	License and Research Agreements

In 2003, a license agreement was executed with Children’s Medical Center Corporation (CMCC), whereby CMCC granted the Company a license to utilize certain patent rights.  In accordance with the license agreement, the Company paid an initial license fee of $0.2 million, which was recorded as research and development expense.  Additionally, the license agreement requires the Company to reimburse CMCC for patent costs related to the underlying licensed rights.  In 2009, 2010, 2011, and for the period from July 10, 2003 (inception) through December 31, 2011, the Company recorded $0.2 million, $0.2 million, $0.2 million, and $2.3 million, respectively, related to the reimbursement of such patent costs as general and administrative expenses in the accompanying statements of operations.

The Company is obligated to make payments to CMCC upon the occurrence of various development and sales milestones.  During the fourth quarter of 2006, the Company achieved two of its development milestones for the first licensed product launched, as defined in the agreement, and paid $0.4 million, which was recorded as research and development expense for the year ended December 31, 2006.  No further milestones payments have been made.  If the Company develops and obtains regulatory approval of a licensed product in each of the four subfields covered under the license, it will be required to pay CMCC milestones aggregating approximately $6.9 million, which includes $0.4 million paid to date.  Also, if cumulative net sales of all licensed products reach a certain level, the Company will be required to make a one-time sales milestone payment of $2.0 million.  The timing and likelihood of such milestone payments are not currently known to the Company.  A portion of the milestone payments the Company makes will be credited against its future royalty payments.  The Company must pay CMCC royalties in the mid-single digit range based on net sales of licensed products as defined in the agreement by the Company, its affiliates and its sublicensees, which royalties will be reduced for certain amounts the Company is required to pay to license patents or intellectual property from third parties and under certain circumstances if there is a competing product.  No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless the Company advised CMCC not to file for patent protection in that country and later chose to market and sell licensed products in such country.  The license agreement, and the Company’s obligation to pay royalties, terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

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

In January 2006, the Company entered into a research agreement with WFUHS, which was amended in September 2006 and extended in September 2010 for an additional three-year period.  Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments.  As of December 31, 2010, the Company was obligated to make payments of $800,000 with respect to the 2011 research activities of WFUHS under the extended agreement.  The Company terminated the research agreement with WFUHS effective December 31, 2011 and has no further financial or other obligations under this agreement.

(17)	Income Taxes

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2010	2011
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)	(34.0)	(34.0)
State taxes, net of federal benefit	(6.7)	(7.1)	(7.2)
Interest expense –revaluation of warrants	—	—	(25.5)
Other	(1.1)	(0.5)	0.8
Valuation allowance	41.8	41.6	65.9
Effective income tax expense rate	—	—	—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2010	2011
Net operating loss carryforwards	$44,765	$56,702
Research and development credits	4,697	5,241
Depreciation and amortization	8,148	5,198
Capitalized start-up costs	12,162	14,703
Other temporary differences	1,134	2,384
Gross deferred tax asset	70,906	84,228
Deferred tax assets valuation allowance	(70,906)	(84,228)
	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.  Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2010 and 2011.  The valuation allowance in 2010 increased by $12.5 million over 2009 and the valuation allowance in 2011 increased by $13.3 million over 2010, related primarily to additional net operating losses incurred by the Company and additional capitalized start-up expenses.

The Company has moved its corporate headquarters to its leased facility in Winston-Salem, North Carolina during the first quarter of 2012.   As a result of differences in effective tax rates in North Carolina versus Pennsylvania, the deferred effective state tax rate is anticipated to be reduced.  As the Company has a full valuation allowance on its deferred taxes, there is no impact related to the change in the effective state tax rate on the balance sheet and statement of operations.   The Company is updating its forecasted effective state tax rate to consider this impact on its deferred taxes and will continue to monitor and update the rate as necessary.  Additionally, the Company has approximately a $8.3 million deferred tax asset related to Pennsylvania net operating loss carryforwards.  The ultimate use of this deferred tax asset may be impacted by the size of operations remaining in Pennsylvania in the future.  This deferred tax asset is currently offset by a full valuation allowance.

As of December 31, 2010, and 2011, approximately $29.6 million and $35.7 million, respectively, of the Company’s expenses had been capitalized for tax purposes as start-up costs.  For tax purposes, capitalized start-up costs will be amortized over fifteen years beginning when the Company commences operations, as defined under the Internal Revenue Code.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2011 (in thousands).

	Amount	Expiration
Federal net operating losses	$138,631	2023 to 2031
State net operating losses	153,557	2019 to 2031
Research and development credits	5,241	2024 to 2031

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

(18)	Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
YEAR 2011
Research and development expense	$3,345	$3,397	$2,837	$3,714
Net (loss) income	(7,029)	2,898	(960)	(13,970)
Per common share information:
Basic and diluted net (loss) income per share	$(0.45)	$0.12	$(0.04)	$(0.59)

YEAR 2010
Research and development expense	$3,316	$3,253	$3,543	$2,743
Net loss	(6,435)	(6,505)	(6,715)	(5,945)
Per common share information:
Basic and diluted net loss per share	$(14.33)	$(0.61)	$(0.54)	$(0.48)

Exhibit Index

Exhibit No.	Description

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

4.8	Form of Warrant to Purchase Common Stock, dated as of March 4, 2011. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2011).

4.9
Warrant to Purchase Common Stock issued to Horizon Technology Finance Corporation, dated March 14, 2011.  (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 16, 2011).

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

10.3
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

10.5
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

10.7
Tengion, Inc. Non-Employee Director Compensation Policy.  (Incorporated by reference to Exhibit 10.36 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).#

10.8
License Agreement by and between the Company and Wake Forest University Health Sciences, effective as of January 1, 2006.  (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).*

10.9
License Agreement Amendment No. 1 by and between the Company and Wake Forest University Health Sciences, dated as of May 3, 2007.  (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).*

10.10
Right of First Refusal and Right of First Negotiation Agreement by and between Medtronic, Inc. and Tengion, Inc., dated as of March 1, 2011.  (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 1, 2011).

10.11
Venture Loan and Security Agreement by and between Horizon Technology Finance Corporation and Tengion, Inc., dated as of March 14, 2011.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 16, 2011).

10.12
Master Security Agreement No. 5081099 by and between Oxford Finance Corporation and Tengion, Inc., dated as of July 20, 2005.  (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.13
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

10.16
Offer Letter Amendment by and between Tim Bertram and the Company, dated as of December 22, 2008.  (Incorporated by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).#

10.17
Restricted Stock Purchase Agreement by and between the Company and Tim Bertram, dated as of August 16, 2004.  (Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.18
Restricted Stock Purchase Agreement by and between the Company and Tim Bertram, dated as of July 28, 2004.  (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.19
Offer Letter by and between A. Brian Davis and the Company, dated as of July 29, 2010.  (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).#

10.20	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.33 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).

10.21
Third Amendment to Master Security Agreement No. 5081099 dated as of June 23, 2010 by and between the Company and Oxford Finance Corporation. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.22
Right of First Refusal and Right of First Negotiation between the Company and Medtronic, Inc., dated March 1, 2011 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on March 1, 2011).

10.23
Loan Agreement by and between the Company and Horizon Technology Finance Corporation, dated as of March 14, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 16, 2011).

10.24
Secured Promissory Note in favor of Horizon Technology Finance Corporation, dated as of March 14, 2011 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on March 16, 2011).

10.25	Change in Control Payment Plan (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).#

10.26	Management Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2012).#

10.27
Second Amendment to Lease, dated May 23, 2011, by and between Fawn Industrial, LLC, 1881 Industrial LLC and Tengion, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2011).

10.28
Severance Agreement and General Release of Claims by and between the Company and Steven A. Nichtberger, MD, dated June 29, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011).#

10.29
Form of Severance Agreement and Release of Claims by and between the Company and each of Mark Stejbach and Sunita Sheth, MD (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 23, 2011).#

10.30
Amended Employment Agreement by and between the Company and John L. Miclot, dated January 20, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012).#

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm. (Filed herewith).

23.2	Consent of KPMG LLP, independent registered public accounting firm. (Filed herewith).

24.1	Power of Attorney (included on signature page). (Filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification. (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification. (Filed herewith).

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).
101	The following materials from the Registrant’s Annual Report on Form 10-K for the annual report ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the Condensed Statements of Operations, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements. **

#  -           Indicates a management contract or any compensatory plan, contract or arrangement.

*  -           Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 9, 2010.  Such provisions have been filed separately with the Commission.

 **  -Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit
 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.