Form 10-K/A
period 2011-12-31
TENGION INC
filed 2012-04-24
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-0214813 (I.R.S. Employer Identification No.)
3929 Westpoint Boulevard, Suite G Winston-Salem, NC 27103 (Address of principal executive offices) (336) 722-5855 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Name of Exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes [   ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]  Accelerated filer [   ]  Non-accelerated filer [   ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes [   ]    No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $19,786,913.  This calculation excludes 7,320,466 shares held on June 30, 2011 by directors and executive officers.  As of April 18, 2012, there were 24,665,818 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 originally filed on March 28, 2012 (the “Original Filing”). Due to a clerical error, we reported an incorrect number of shares outstanding on the cover page of our Original Filing and in certain of our risk factors.  This Amendment corrects the number of shares outstanding on the cover page and in the risk factors.

Except as described above, no other changes have been made to the Original Fling. The Original Filing continues to speak as of the date filed and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

PART I

Item 1A.                      Risk Factors

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at times or prices that we deem appropriate.  As of March 26, 2012, we had 24,646,269 shares of common stock outstanding and warrants to purchase 10,645,888 shares of common stock at a weighted average exercise price of $3.11 per share.  The currently outstanding shares can be freely sold in the public market and the warrant shares, upon issuance, may also be freely sold in the public market, subject, in each case, to certain restrictions imposed by federal securities laws on our affiliates.

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

As of March 26, 2012, our executive officers, directors and their affiliates own, in the aggregate, approximately 28.7% of the 24,646,269 shares of our outstanding common stock.  Funds affiliated with directors own warrants to purchase an aggregate of 4,328,625 shares of common stock upon exercising their warrants at an exercise price of $2.88 per share.  In addition, our executive officers and directors hold options to purchase 1,573,915 shares of common stock upon exercising their options at a weighted-average exercise price of $0.87 per share.  These persons, if acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of stockholders may not coincide with our interests or the interests of other stockholders.

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

PART IV

Item 15.                                Exhibits, Financial Statement Schedules

(b)           Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification. (Filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification. (Filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENGION, INC.

Date: April 24, 2012	By:	/s/ John L. Miclot
John L. Miclot
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

Signature	Title	Date
/s/ John L. Miclot John L. Miclot	President and Chief Executive Officer, Director (Principal Executive Officer)	April 24, 2012

/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	April 24, 2012

* David I. Scheer	Chairman of the Board of Directors	April 24, 2012

* Carl-Johan Dalsgaard, M.D., Ph.D.	Director	April 24, 2012

* Scott D. Flora	Director	April 24, 2012

* Diane K. Jorkasky, M.D.	Director	April 24, 2012

* Richard E. Kuntz, M.D., M.Sc.	Director	April 24, 2012

* Lorin J. Randall	Director	April 24, 2012

* By: /s/ A. Brian Davis
          A. Brian Davis
          Attorney-in-fact