Form 10-Q
period 2012-03-31
TENGION INC
filed 2012-05-10
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc.
(Exact name of registrant as specified in its charter)
Delaware	20-0214813
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3929 Westpoint Boulevard, Suite G Winston-Salem, NC 27103	(336) 722-5855
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
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
Yes ☐    No  ☒

As of May 7, 2012, there were 24,665,818 shares of the registrant’s common stock outstanding.

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

- i -

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TENGION, INC.
(A Development-Stage Company)

 Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31, 2011	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents, including $1,194 of cash at December 31, 2011 and March 31, 2012, collateralizing letters of credit (Note 14)	$9,244	$7,349
Short-term investments	6,066	1,517
Prepaid expenses and other	408	450
Total current assets	15,718	9,316
Property and equipment, net of accumulated depreciation of $12,622 and $12,752 as of December 31, 2011 and March 31, 2012, respectively	1,021	888
Other assets	1,078	1,069
Total assets	$17,817	$11,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,205	$2,363
Current portion of lease liability	739	721
Accounts payable	829	546
Accrued compensation and benefits	2,354	837
Accrued expenses	437	578
Warrant liability	2,511	3,034
Total current liabilities	9,075	8,079
Long-term debt	2,782	2,172
Lease liability	943	813
Other liabilities	2	4
Total liabilities	12,802	11,068
Commitments and contingencies (Note 14)	—	—

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2011 and March 31, 2012, respectively	—	—
Common stock, $0.001 par value; 90,000 shares authorized; 23,814 and 24,495 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	24	25
Additional paid-in capital	235,235	235,373
Deficit accumulated during the development stage	(230,244)	(235,193)
Total stockholders’ equity	5,015	205
Total liabilities and stockholders’ equity	$17,817	$11,273

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31,
	2011	2012	2012

Revenues	$—	$—	$—

Operating expenses:
Research and development	3,345	2,694	120,551
General and administrative	1,776	1,381	43,274
Depreciation	1,127	136	23,288
Impairment of property and equipment	—	—	7,371
Other expense	942	48	1,753
Total operating expenses	7,190	4,259	196,237

Loss from operations	(7,190)	(4,259)	(196,237)

Interest income	14	7	8,519
Interest expense	(272)	(174)	(15,063)
Change in fair value of warrant liability	419	(523)	15,975
Net loss	$(7,029)	$(4,949)	$(186,806)

Basic and diluted net loss attributable to common stockholders per share	$(0.45)	$(0.21)

Weighted-average common stock outstanding :
Basic and diluted	15,711	23,699

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

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Redeemable Convertible Preferred Stock
 and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except per share data)
 (unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in	Deferred	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total
Balance, December 31, 2007	70,161	$140,751	675	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	8	—	28	—	—	28
Repurchased vested restricted stock	—	—	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	682	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	20	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	702	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	32	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	5,652	5	191,904	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	6,000	6	25,721	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	12,386	12	222,231	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	11,079	11	28,930	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	187	1	82	—	—	83
Issuance of restricted stock to employees	—	—	311	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(149)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	23,814	24	235,235	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	19	—	8	—	—	8
Issuance of restricted stock to employees	—	—	679	1	(1)	—	—	—
Cancellation of restricted stock to employees	—	—	(17)	—	(4)	—	—	(4)
Stock-based compensation expense	—	—	—	—	135	—	—	135
Net loss	—	—	—	—	—	—	(4,949)	(4,949)
Balance, March 31, 2012	—	$—	24,495	$25	$235,373	$—	$(235,193)	$205

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Cash Flows
(in thousands)
 (unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31, 2012
	2011	2012
Cash flows from operating activities:
Net loss	$(7,029)	$(4,949)	$(186,806)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,127	136	23,288
Change in fair value of warrant liability	(419)	523	(15,975)
Charge related to lease liability	942	48	1,753
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	69	30	2,578
Noncash rent (income) expense	(3)	2	219
Stock-based compensation expense	257	135	5,314
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(748)	(45)	(1,673)
Accounts payable	39	(283)	587
Accrued expenses and other	(1,070)	(1,571)	1,192
Net cash used in operating activities	(6,835)	(5,974)	(162,182)
Cash flows from investing activities:
Purchases of short-term investments	—	—	(324,508)
Sales and redemption of short-term investments	—	4,548	323,139
Cash paid for property and equipment	(48)	(3)	(31,677)
Proceeds from the sale of property and equipment	—	—	11
Net cash (used by) provided by investing activities	(48)	4,545	(33,035)
Cash flows from financing activities:
Proceeds from sales of redeemable convertible preferred stock and warrants, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	29,092	4	54,921
Repurchase of restricted stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	4,907	—	39,517
Payments on long-term debt	(7,610)	(470)	(31,738)
Net cash provided by (used in) financing activities	26,389	(466)	202,566
Net increase (decrease) in cash and cash equivalents	19,506	(1,895)	7,349
Cash and cash equivalents, beginning of period	11,972	9,244	—
Cash and cash equivalents, end of period	$31,478	$7,349	$7,349

The accompanying notes are an integral part of these financial statements.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

(1)	Organization and Nature of Operations

Tengion, Inc. (the Company) was incorporated in Delaware on July 10, 2003. The Company is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using its Organ Regeneration Platform, the Company creates these neo-organs using a patient’s own cells, or autologous cells.  The Company believes its proprietary product candidates harness the intrinsic regenerative pathways of the body to regenerate a range of native-like organs and tissues. The Company’s product candidates are intended to delay or eliminate the need for chronic disease therapies, organ transplantation, and the administration of anti-rejection medications.  In addition, the Company’s neo-organs are designed to avoid the need to substitute other tissues of the body for a purpose to which they are poorly suited.

Building on its clinical and preclinical experience, the Company is initially leveraging its Organ Regeneration Platform to develop its Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion and its Neo-Kidney Augment for patients with advanced chronic kidney disease. The Company operates as a single business segment. Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; comprehensive government regulations; having no commercial manufacturing experience, marketing or sales capability or experience; and dependence on key personnel.

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a deficit accumulated during the development stage of $235.2 million as of March 31, 2012. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

(3)	Basis of Presentation and Reverse Stock Split

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete consolidated financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as amended, filed with the Securities and Exchange Commission (SEC). The results of the Company’s operations for any interim period are not necessarily indicative of the results of operations for any other interim period or full year.

A reverse stock split of the Company’s common stock was effective March 24, 2010 at a ratio of one share for every 14.5 shares previously held. All common share and per-share data included in these financial statements reflect such reverse stock split.

(4)	Use of Estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

(5)	Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the outstanding shares of common stock options and restricted stock, and preferred and common warrants have been excluded from the calculation because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and dilutive loss per share are the same.

The following potentially dilutive shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended March 31,
	2011	2012
Shares underlying warrants outstanding	10,645,888	10,645,888
Shares underlying options outstanding	1,370,263	2,407,563
Unvested restricted stock	—	759,618

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

(6)	Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported (in thousands).

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31,
	2011	2012	2012
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Fair value of warrants issued with issuance of long-term debt	105	—	2,290
Fair value of warrants issued with sale of common stock	16,947	—	16,947
Conversion of redeemable convertible preferred stock into 5,652 shares of common stock	—	—	191,909
Conversion of warrant liability	—	—	123

(7)	Short-term Investments and Fair Value of Financial Instruments

As of December 31, 2011 and March 31, 2012, the carrying amounts of financial instruments held by the Company, which include cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates. See Note 12 for a discussion of fair value of the warrants.

As of December 31, 2011 and March 31, 2012, short-term investments consisted of investments in commercial paper and U.S. government agency and corporate securities of $6.1 million and $1.5 million, respectively. The Company has the ability and intent to hold these investments until maturity and, therefore, has classified the investments as held-to-maturity, which we carry at amortized cost. Due to the short-term nature of these investments, unrealized gains and losses have been deemed temporary and, therefore, not recognized in the accompanying financial statements. Income generated from short-term investments is recorded to interest income.

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and March 31, 2012 (in thousands).

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2011:
Assets:
Cash and cash equivalents	$9,244	$—	$—	$9,244
Short-term investments	6,066	—	—	6,066
	$15,310	$—	$—	$15,310
Liabilities:
Warrant liability	$—	$—	$2,511	$2,511

At March 31, 2012:
Assets:
Cash and cash equivalents	$7,349	$—	$—	$7,349
Short-term investments	1,517	—	—	1,517
	$8,866	$—	$—	$8,866
Liabilities:
Warrant liability	$—	$—	$3,034	$3,034

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):
Warrant liability

Balance at December 31, 2011	$2,511
Change in fair value of warrant liability	523
Balance at March 31, 2012	$3,034

The fair value of the warrant liability is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 12 for further discussion of the warrant liability.

(8)	Restructuring Expenses

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

The Company offered severance benefits to the terminated employees, and recorded a $1.7 million charge for personnel-related termination costs in the fourth quarter of 2011, of which $0.8 million was included in research and development expense and $0.9 million was included in general and administrative expense in the accompanying statements of operations. The Company expects to complete payment of these severance benefits by September 2012.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

The following table summarizes the activity related to accrued severance benefits for the quarter ended March 31, 2012 (in thousands).

Accrued Severance Benefits

Balance at December 31, 2011	$1,544
Net Charges paid	(1,056)
Balance at March 31, 2012	$488

(9)	Lease Liability

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

In connection with the restructuring described in Note 8, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term. Therefore, the Company recorded a liability as November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.

The following table summarizes the activity related to the lease liability for the quarter ended March 31, 2012 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2011	$828	$854	$1,682
Charges utilized	(59)	(137)	(196)
Additional charges to operations	23	25	48
Balance at March 31, 2012	792	742	1,534
Less current portion	(227)	(494)	(721)
	$565	$248	$813

(10)	Debt

Total debt outstanding consists of the following (in thousands):

	December 31, 2011	March 31, 2012
Working Capital Note	$5,000	$4,627
Equipment and Supplemental Working Capital Notes	126	30
Unamortized debt discount	(139)	(122)
	4,987	4,535
Less current portion	(2,205)	(2,363)
	$2,782	$2,172

Working Capital Note

The Company has an outstanding working capital loan (the Working Capital Note) that was utilized to fund working capital needs of the Company. In March 2011, the Company refinanced the outstanding debt owed to its lender of the Working Capital Note. Pursuant to the terms of the refinancing, the Company simultaneously borrowed $5 million and repaid the then outstanding principal amount of $4.5 million. Borrowings under the Working Capital Note are secured by all assets of the Company, except for Intellectual Property and permitted liens that have priority, including liens on equipment subsequently acquired to secure the purchase price or lease obligation, as defined in the loan agreement. The Company was obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum. In connection with the refinancing, the Company granted a warrant to the lender to purchase 70,671 shares of common stock. The fair value of the warrant issued in connection with the refinancing was $0.1 million, using the Black-Scholes model. See Note 12 for further discussion on warrants.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

The Company recorded interest expense related to the Working Capital Note of $0.2 million and $0.1 million for the three months ended March 31, 2011 and 2012, respectively. The relative fair value of the warrants issued to the lender of the Working Capital Note has been recorded against the carrying value as an original issue discount (OID), which is being amortized as interest expense over the term of the Working Capital Note. The Company recognized a noncash charge to interest expense of $55,000 and $17,000 for the three months ended March 31, 2011 and 2012, respectively, for the amortization of OID.

Equipment and Supplemental Working Capital Notes

In 2005, the Company executed a loan facility with another lender to fund equipment (the Equipment Note) and other asset purchases (the Supplemental Working Capital Note) from July 2005 through December 2010. Borrowings under the Equipment and Supplemental Working Capital Note are secured by equipment, as defined in the loan agreements. As of March 31, 2012, the Equipment Note and the Supplemental Working Capital Note bear interest at an average rate of 11.99% and 13.52%, respectively. The Company will make its final monthly principal and interest payment in April 2012 for each of the Equipment Note and the Supplemental Working Capital Note. The Company recorded interest expense related to the Equipment and Supplemental Working Capital Notes of $26,000 and $2,000 for the three months ended March 31, 2011 and 2012, respectively.

The relative fair value of the warrants issued to the lender of the Equipment and Supplemental Working Capital Notes has been recorded against the carrying value as OID, which is being amortized as interest expense over the term of the Equipment and Supplemental Working Capital Notes. The Company recognized a noncash charge to interest expense of $3,000 and $1,000 for the three months ended March 31, 2011 and 2012, respectively, for the amortization of OID.

(11)	Capital Structure

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

March 2011 Equity Financing

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 11,079,250 shares of common stock and warrants to purchase 10,460,875 shares of common stock. The purchase price per security was $2.83. The Company received net proceeds of $28.9 million. See Note 12 for discussion of the warrant liability.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011. The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors. If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of March 31, 2012, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

(12)	Warrants

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

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2011 and March 31, 2012:

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

Notes to Financial Statements
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

Liability-classified Warrants

In March 2011, the Company issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction (see Note 11). Each warrant is exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $2.88, subject to certain adjustments as specified in the warrant agreement. The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations. During the three months ended March 31, 2011 and 2012, the Company recorded non-operating income of $0.4 million and non-operating expense of $0.5 million, respectively, due to changes in the estimated fair value of these warrants.

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

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts significantly different than the carrying value. For example, as of March 31, 2012, the fair value of $3.0 million exceeded the calculated cash settlement value of $2.3 million. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of March 31, 2012
	December 31, 2011	March 31, 2012

Calculated aggregate value	$2,511	$3,034	$2,301	(1)
Exercise price per share of warrant	$2.88	$2.88	$2.88
Closing price per share of common stock	$0.47	$0.56	$0.56
Volatility	93.8%	94.5%	100.0	%(2)
Probability of Fundamental Transaction or Delisting	28.9%	28.8%	Not applicable
Expected term (years)	Not applicable	Not applicable	3.9
Risk-free interest rate	0.7%	0.8%	0.8%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of March 31, 2012, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)	Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2012.

(13)	Stock-Based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering. Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of awards granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan. As of March 31, 2012, 344,792 shares of common stock were available for future grants under the Plan.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	1,746,970	$1.68	8.9	$63
Granted	734,751	$0.60
Exercised	(19,187)	$0.44
Forfeited	(54,971)	$2.67
Outstanding at March 31, 2012	2,407,563	$1.34	9.0	$151

Vested and expected to vest at March 31, 2012	2,209,632	$1.37	9.0	$138

Exercisable at March 31, 2012	474,135	$2.81	7.3	$23

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended March 31, 2011 and 2012 was $0.3 million and $86,000, respectively. As of March 31, 2012, there was $1.0 million of unrecognized compensation expense, net of forfeitures, related to unvested employee stock options and $2,000 of unrecognized compensation expense related to unvested non-employee director stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.5 years.

Total stock-based compensation expense recognized for stock options to non-employees for the three months ended March 31, 2011 and 2012 was immaterial.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2011	139,779	$2.42
Granted	678,584	$0.51
Vested	(51,087)	$2.42
Forfeited	(7,658)	$2.34
Nonvested at March 31, 2012	759,618	$0.71

Total stock-based compensation expense recognized for restricted stock to employees for the three months ended March 31, 2012 was $49,000. As of March 31, 2012, there was $0.5 million of unrecognized compensation expense, net of forfeitures, related to unvested employee restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.7 years.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements
(unaudited)

(14)	Commitments and Contingencies

Operating Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016. Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $190,000 and $50,000 for the three months ended March 31, 2011 and 2012, respectively. The following table summarizes future minimum lease payments as of March 31, 2012 (in thousands):

2012	$747
2013	1,016
2014	1,040
2015	1,063
2016	276
Total minimum lease payments	$4,142

The lease agreement for the Company’s facility in East Norriton, Pennsylvania requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord. The Company has deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on the Company’s balance sheet as of December 31, 2011 and March 31, 2012. As of March 31, 2012, an outstanding letter of credit is satisfying the remaining restoration deposit obligation of $1.2 million. At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit is collateralized by an account held at the bank. If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral. If the Company fails to provide additional collateral, the bank has the right to withdraw the letter of credit. In that event, the landlord would have the right to require the Company to deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q , in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as well as in other documents filed by us with the SEC and include, among others: (i) the FDA could place our Neo-Urinary Conduit clinical trial on clinical hold; (ii) patients enrolled in our Neo-Urinary Conduit clinical trial may experience adverse events, which could delay our clinical trial or cause us to terminate the development of the Neo-Urinary Conduit; (iii) we may have difficulty enrolling patients in our clinical trials, including our Phase 1 clinical trial for our Neo-Urinary Conduit; (iv) data from our ongoing preclinical studies, including our proposed GLP program for the Neo-Kidney Augment, may not continue to be supportive of advancing such preclinical product candidates; (v) we may be unable to progress our product candidates that are undergoing preclinical testing, including our Neo-Kidney Augment, into clinical trials and we may not be successful in designing such clinical trials in a manner that supports development of such product candidates; and (vi) we will need to raise additional funds through collaborative arrangements or the issuance of additional equity to execute our business plan beyond September 2012 and such financing may not be available to us or, if available, on terms acceptable to us.

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

Our Neo-Urinary Conduit is intended to replace the use of bowel tissue in bladder cancer patients requiring a non-continent urinary diversion after bladder removal surgery, or cystectomy.  We are able to manufacture our Neo-Urinary Conduit using a proprietary process that takes four weeks or less and uses smooth muscle cells derived from a routine biopsy.  We are currently conducting a Phase 1 clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study, which is expected to enroll up to ten patients.  We enrolled our fourth patient in this trial in the first quarter of 2012 and, with this implantation, we and our clinical investigators believe that the surgical technique used successfully in animal models has been translated to this patient.  We intend to discuss with our Data Safety Monitoring Board, or DSMB, a reduction in the timelines between future patient implants, which is currently 12 weeks.  Assuming appropriate safety data, we anticipate that we will complete implantation of up to ten patients by the end of 2012.

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease.  Our Neo-Kidney Augment is based on our proprietary technology, which is expected to use the patient’s cells, procured by a needle biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue.  We recently completed a successful Pre-IND meeting with the U.S. Food and Drug Administration (FDA) for the Neo-Kidney Augment. We and the FDA have agreed on a good laboratory practice (GLP) animal study program required to support an Investigational New Drug (IND) filing and initiation of a Phase 1 clinical trial in chronic kidney disease (CKD) patients. We anticipate we will submit an IND filing for the product candidate during the first half of 2013 and that our Phase 1 trial will provide initial human proof-of-concept data in 2014. We also continue to explore moving our Neo-Kidney Augment forward in Europe using the Advanced Therapy Medicinal Products, or ATMP, pathway, an established European regulatory route for advanced cell based therapies.  We intend to aggressively pursue our Neo-Kidney Augment development program.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of March 31, 2012, we had an accumulated deficit of $235.2 million. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash, cash equivalents and short-term investments at March 31, 2012, were $8.9 million, representing 78.6% of total assets. Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations to September 2012. This period will be shortened if there are any significant increases in planned spending on development programs or if we are required to settle any outstanding warrants in cash. We will need to raise additional funds to complete the Phase 1 clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that such financing will be available or, if available, on terms acceptable to us.

In March 2011, we issued warrants to purchase 10,460,875 shares of common stock in connection with a private placement transaction. We valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statements of Operations. The warrants contain a net cash settlement provision under which the warrant holders may require us to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange. As of March 31, 2012, the fair value recorded on our balance sheets of $3.0 million exceeded the calculated net cash settlement value was $2.3 million. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Recent Developments

In April 2012, we announced completion of a Pre-IND meeting with the FDA for the Neo-Kidney Augment. We and the FDA have agreed on a GLP animal study program required to support an IND filing and initiation of a Phase 1 clinical trial in CKD patients. We anticipate we will submit an IND filing for the product candidate during the first half of 2013 and that our Phase 1 trial will provide initial human proof-of-concept data in 2014.

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

The following table summarizes our research and development expense for the three months ended March 31, 2011 and 2012 (in thousands):

	Three months ended March 31,
	2011	2012	Change
Third-party direct program expenses:
Urologic	$278	$171	$(107)
Renal	464	406	(58)
Total third-party direct program expenses	742	577	(165)
Other research and development expense	2,603	2,117	(486)
Total research and development expense	$3,345	$2,694	$(651)

From our inception in July 2003 through March 31, 2012, we have incurred research and development expense of $120.6 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2011 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2011 and 2012

Research and Development Expense.  Research and development expense for the three months ended March 31, 2011 and 2012 were comprised of the following (in thousands):

	Three months ended March 31,
	2011	2012	Change
Compensation and related expense	$1,808	$1,191	$(617)
External services – direct third parties	742	577	(165)
External services – other	68	216	148
Research materials and related expense	279	315	36
Facilities and related expense	448	395	(53)
Total research and development expense	$3,345	$2,694	$(651)

Research and development expense were $3.3 million and $2.7 million for the three months ended March 31, 2011 and 2012, respectively. The decrease in research and development expense for the three months ended March 31, 2012 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three months ended March 31, 2011, as well as a reduction in external services related to direct third parties resulting from the termination of the sponsored research agreement with Wake Forest University at the end of 2011.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2011 and 2012 were comprised of the following (in thousands):

	Three months ended March 31,
	2011	2012	Change
Compensation and related expense	$983	$629	$(354)
Professional fees	630	551	(79)
Facilities and related expense	93	134	41
Insurance, travel and other expenses	70	67	(3)
Total general and administrative expense	$1,776	$1,381	$(395)

General and administrative expense was $1.8 million and $1.4 million for the three months ended March 31, 2011 and 2012, respectively. The decrease in general and administrative expense for the three months ended March 31, 2012 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three months ended March 31, 2011.

Depreciation Expense. Depreciation expense was $1.1 million and $0.1 million for the three months ended March 31, 2011 and 2012, respectively. The decrease for the three months ended March 31, 2012 was primarily due to the recording during the fourth quarter of 2011 of an impairment charge, which reduced the carrying value of assets at our East Norriton, Pennsylvania facility. The decrease was also due to a change during the second quarter of 2011 in the estimated useful life of leasehold improvements associated with leased laboratory space in Winston-Salem, North Carolina upon the extension of that lease.

Other Expense. Other expense was $942,000 and $48,000 for the three months ended March 31, 2011 and 2012, respectively. During the three months ended March 31, 2011, we recorded a non-cash charge of $0.9 million due to the initial recognition of a lease liability. The liability resulted from a lease agreement entered into in February 2006 that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.

Interest Income (Expense).  Interest income was $14,000 and $7,000 for the three months ended March 31, 2011 and 2012, respectively. The decrease was primarily due to decreased average cash balances. Interest expense was $0.3 million and $0.2 million for the three months ended March 31, 2011 and 2012, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2012.

Change in Fair Value of Warrant Liability.  During the three months ended March 31, 2012, we recorded a non-cash charge of $0.5 million on our statements of operations due to an increase in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The increase in fair value was primarily due to an increase in the price per share of our common stock during the three months ended March 31, 2012. During the three months ended March 31, 2011, we recorded a non-cash credit of $0.4 million on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The decrease in fair value was primarily due to a decrease in the price per share of our common stock between the date of issuance of the warrants (March 4, 2011) and March 31, 2011.

Liquidity and Capital Resources

Source of Liquidity

Cash, cash equivalents and short-term investments at March 31, 2012, were $8.9 million, representing 78.6% of total assets. Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations to September 2012. This period will be shortened if there are any significant increases in planned spending on development programs or if we are required to settle any outstanding warrants in cash. We will need to raise additional funds to complete the Phase 1 clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that such financing will be available or, if available, on terms acceptable to us.

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $235.2 million as of March 31, 2012.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity offerings and long-term debt. The following table summarizes our equity funding sources as of March 31, 2012:

Issue	Year	Number of Shares		Net Proceeds (in thousands) (1)
Series A Redeemable Convertible Preferred Stock	2004, 2005	1,668,311	(2)	$38,910
Series B Redeemable Convertible Preferred Stock	2006	1,906,009	(2)	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	2,077,635	(2)	54,571
Initial Public Offering	2010	6,000,000		25,721
Private Placement	2011	11,079,250		28,941
		22,731,205		$198,183

(1)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

(2)	Number of shares represents the number of shares of common stock into which each series of preferred stock converted at the time of our initial public offering.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $39.5 million through March 31, 2012, net of issuance costs. We currently have a working capital note with an outstanding principal of $4.6 million as of March 31, 2012, which borrowings were used for our general working capital needs. In addition, we have loans to fund equipment and other asset purchases with outstanding principal of $30,000 as of March 31, 2012.

The lease agreement for the Company’s facility in East Norriton, Pennsylvania requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord. The Company has deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on the Company’s balance sheet as of March 31, 2012. As of December 31, 2011 and March 31, 2012, an outstanding letter of credit is satisfying the remaining restoration deposit obligation of $1.2 million. At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit is collateralized by an account held at the bank. If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral. If the Company fails to provide additional collateral, the bank has the right to withdraw the letter of credit. In that event, the landlord would have the right to require the Company to deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2011 and 2012 (in thousands):

	Three months ended March 31,
	2011	2012	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(6,835)	$(5,974)	$861
Investing activities	(48)	4,545	4,593
Financing activities	26,389	(466)	(26,855)
Increase (decrease) in cash and cash equivalents	$19,506	$(1,895)	$(21,401)

Operating Activities
Cash used in operating activities decreased $0.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to the payment of $1.0 million security deposit in the first quarter of 2011 in connection with the lease for our East Norriton, Pennsylvania facility.

Investing Activities
Cash provided by investing activities increased $4.6 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to an increase in net sales and redemptions (net of purchases) of short-term investments of $4.5 million.

Financing Activities
Cash provided by financing activities decreased $26.9 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The 2011 period included net proceeds of $29.0 million received from our March 2011 equity financing.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of March 31, 2012, we held cash, cash equivalents and short-term investments of $8.9 million.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There were no material changes from the risk factors previously disclosed in the Amendment No. 1 to our Annual Report on Form 10-K/A filed on April 24, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Company does not have a securities repurchase program. Under the Company’s 2010 Stock Incentive and Option Plan (the Plan), employees may elect for the Company to withhold shares to satisfy minimum statutory federal, state and local tax withholding and exercise price obligations arising from the vesting or exercise of stock options, restricted stock and other equity awards. Restricted stock awards granted under the Plan are made pursuant to individual restricted stock agreements, a form of which is filed as an exhibit to the Company’s Annual Report on Form 10-K.

The following table provides information with respect to the shares withheld by the Company during the three months ended March 31, 2012, to satisfy these obligations to the extent employees elected for the Company to withhold such shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2012 – January 31, 2012	—	$—
February 1, 2012 – February 29, 2012	8,706	0.61
March 1, 2012 – March 31, 2012	—	—
Total	8,706	$0.61

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine and Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Amended and Restated Management Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2012).#

10.2	Tengion, Inc. Amended and Restated Non-Employee Director Compensation Policy.*#

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal and Financial Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.**

*      Filed herewith
#      Indicates a management contract or any compensatory plan, contract or arrangement.
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

TENGION, INC.

Date: May 10, 2012	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)