Form 10-Q
period 2012-06-30
TENGION INC
filed 2012-08-14
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes [   ]    No [X]

As of August 10, 2012, there were 2,466,914 shares of the registrant’s common stock outstanding.

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

-i-

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

TENGION, INC.
(A Development-Stage Company)

 Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31, 2011	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents, including $1,194 of cash at December 31, 2011 and June 30, 2012, collateralizing letters of credit (Note 14)	$9,244	$3,689
Short-term investments	6,066	—
Prepaid expenses and other	408	528
Total current assets	15,718	4,217
Property and equipment, net of accumulated depreciation of $12,622 and $12,866 as of December 31, 2011 and June 30, 2012, respectively	1,021	792
Other assets	1,078	1,059
Total assets	$17,817	$6,068

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,205	$2,404
Current portion of lease liability	739	699
Accounts payable	829	519
Accrued compensation and benefits	2,354	591
Accrued expenses	437	767
Warrant liability	2,511	1,820
Total current liabilities	9,075	6,800
Long-term debt	2,782	1,544
Lease liability	943	678
Other liabilities	2	6
Total liabilities	12,802	9,028
Commitments and contingencies (Note 14)	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2011 and June 30, 2012, respectively	—	—
Common stock, $0.001 par value; 90,000 shares authorized; 2,381 and 2,450 shares issued and outstanding at December 31, 2011 and June 30, 2012, respectively	2	2
Additional paid-in capital	235,257	235,550
Deficit accumulated during the development stage	(230,244)	(238,512)
Total stockholders’ equity (deficit)	5,015	(2,960)
Total liabilities and stockholders’ equity (deficit)	$17,817	$6,068

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

(A Development-Stage Company)

Condensed Statements of Operations
(in thousands, except per share data)
(unaudited)

					Period from July 10, 2003 (inception) through June 30, 2012
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	$3,397	$2,789	$6,742	$5,483	$123,340
General and administrative	2,038	1,438	3,814	2,819	44,712
Depreciation	971	115	2,098	251	23,403
Impairment of property and equipment	—	—	—	—	7,371
Other expense	27	44	969	92	1,797
Total operating expenses	6,433	4,386	13,623	8,645	200,623
Loss from operations	(6,433)	(4,386)	(13,623)	(8,645)	(200,623)
Interest income	13	4	27	11	8,523
Interest expense	(201)	(151)	(473)	(325)	(15,214)
Change in fair value of warrant liability	9,519	1,214	9,938	691	17,189
Net income (loss)	$2,898	$(3,319)	$(4,131)	$(8,268)	$(190,125)
Basic net income (loss) attributable to common stockholders per share	$1.23	$(1.40)	$(2.14)	$(3.49)
Diluted net income (loss) attributable to common stockholders per share	$1.21	$(1.40)	$(2.14)	$(3.49)

Shares used in computing basic and diluted net income (loss) attributable to common stockholders:
Basic	2,349	2,373	1,930	2,371
Diluted	2,397	2,373	1,930	2,371

The accompanying notes are an integral part of these financial statements

TENGION, INC.
(A Development-Stage Company)

 Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)
(in thousands, except per share data)
(unaudited)

			Stockholders’ equity (deficit)
							Deficit accumulated during the development stage
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation
	Shares	Amount	Shares	Amount				Total

Balance, July 10, 2003	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	—	—	138	—	—	—	—	—
Effect of June 2012 reverse stock split (see Note 3)	—	—	(124)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,032)	(1,032)
Balance, December 31, 2003	—	—	14	—	—	—	(1,032)	(1,032)
Issuance of Series A Redeemable Convertible Preferred stock at $1.62 per share, net of expenses	18,741	30,126	—	—	—	—	—	—
Conversion of notes payable, including interest	2,203	3,562	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees	—	—	24	1	336	(336)	—	1
Issuance of common stock to consultants	—	—	14	—	21	—	—	21
Issuance of common stock to convertible noteholders	—	—	9	—	67	—	—	67
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	14	(14)	—	—
Amortization of deferred compensation	—	—	—	—	—	23	—	23
Change in value of restricted common stock subject to vesting	—	—	—	—	11	(11)	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,035	—	—	—	—	(1,035)	(1,035)
Net loss	—	—	—	—	—	—	(2,438)	(2,438)
Balance, December 31, 2004	20,944	34,723	61	1	449	(338)	(4,505)	(4,393)
Issuance of Series A Redeemable Convertible Preferred stock at $1.62 per share, net of expenses	3,247	5,223	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees at $2.32 per share	—	—	6	—	140	(139)	—	1
Issuance of warrants to purchase preferred stock to noteholders	—	—	—	—	681	—	—	681
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	7	(7)	—	—
Amortization of deferred compensation	—	—	—	—	—	111	—	111
Accretion of redeemable convertible preferred stock to redemption value	—	3,164	—	—	—	—	(3,164)	(3,164)
Net loss	—	—	—	—	—	—	(9,627)	(9,627)
Balance, December 31, 2005	24,191	43,110	67	1	1,277	(373)	(17,296)	(16,391)
Issuance of Series B Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	27,637	50,040	—	—	—	—	—	—
Issuance of restricted common stock to employees	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	9	—	—	9
Repurchased nonvested restricted stock	—	—	(1)	—	—	—	—	—
Reclassification of deferred compensation	—	—	—	—	(373)	373	—	—
Reclassification of warrants to purchase preferred stock	—	—	—	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	—	—	400	—	—	400
Accretion of redeemable convertible preferred stock to redemption value	—	5,640	—	—	—	—	(5,640)	(5,640)
Net loss	—	—	—	—	—	—	(20,873)	(20,873)
Balance, December 31, 2006	51,828	98,790	66	1	632	—	(43,809)	(43,176)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	18,333	33,219	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	3	—	60	—	—	60
Repurchased vested restricted stock	—	—	(1)	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	—	—	664	—	—	664
Accretion of redeemable convertible preferred stock to redemption value	—	8,742	—	—	—	—	(8,742)	(8,742)
Net loss	—	—	—	—	—	—	(30,988)	(30,988)
Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Redeemable Convertible Preferred Stock
 and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except per share data)
 (unaudited)

			Stockholders’ equity (deficit)
							Deficit accumulated during the development stage
	Redeemable convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation
	Shares	Amount	Shares	Amount				Total

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	9	—	—	9
Issuance of restricted stock to employees	—	—	68	—	1	—	—	1
Cancellation of restricted stock to employees	—	—	(2)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	288	—	—	288
Net loss	—	—	—	—	—	—	(8,268)	(8,268)
Balance, June 30, 2012	—	$—	2,450	$2	$235,550	$—	$(238,512)	$(2,960)

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

(A Development-Stage Company)

 Statements of Cash Flows
(in thousands)
 (unaudited)

	Six Months Ended June 30,		Period from July 10, 2003 (inception) through June 30, 2012
	2011	2012
Cash flows from operating activities:
Net loss	$(4,131)	$(8,268)	$(190,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,098	251	23,403
Change in fair value of warrant liability	(9,938)	(691)	(17,189)
Charge related to lease liability	969	92	1,797
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	100	57	2,605
Noncash rent (income) expense	(12)	4	221
Stock-based compensation expense	501	288	5,467
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(968)	(123)	(1,751)
Accounts payable	(359)	(328)	542
Accrued expenses and other	(900)	(1,831)	932
Net cash used in operating activities	(12,640)	(10,549)	(166,757)
Cash flows from investing activities:
Purchases of short-term investments	(6,102)	—	(324,508)
Sales and redemption of short-term investments	—	6,066	324,657
Cash paid for property and equipment	(61)	(4)	(31,678)
Proceeds from the sale of property and equipment	—	—	11
Net cash (used in) provided by investing activities	(6,163)	6,062	(31,518)
Cash flows from financing activities:
Proceeds from sales of redeemable convertible preferred stock and warrants, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	29,025	6	54,923
Repurchase of restricted stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	4,908	—	39,517
Payments on long-term debt	(7,958)	(1,074)	(32,342)
Net cash provided by (used in) financing activities	25,975	(1,068)	201,964
Net increase (decrease) in cash and cash equivalents	7,172	(5,555)	3,689
Cash and cash equivalents, beginning of period	11,972	9,244	—
Cash and cash equivalents, end of period	$19,144	$3,689	$3,689

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

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a deficit accumulated during the development stage of $238.5 million as of June 30, 2012. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

Based upon its current expected level of operating expenditures and debt repayment, and assuming it is not required to settle any outstanding warrants in cash, the Company expects to be able to fund its operations through August 31, 2012. The Company intends to pursue additional sources of capital to continue its business operations as currently conducted and fund deficits in operating cash flows. There is no assurance that such financing will be available when needed or, if available, on terms acceptable to the Company. In the event financing is not obtained, the Company will not be able to remain in business and will likely need to seek protection under the United States bankruptcy laws.

The Company is currently appealing a notice of delisting from the NASDAQ Stock Market for failure to maintain minimum stockholders’ equity.  While the appeal is pending, the Company’s securities will not be delisted. However, there can be no assurance that the NASDAQ Listing Qualifications Panel will grant the Company's request for continued listing.  If the Company’s common stock is delisted and is not subsequently listed on another national securities exchange, the Company would be required to pay the cash settlement value for certain outstanding warrants.  If a delisting occurred on June 30, 2012, this amount would have been $2.3 million.

These factors raise significant concerns about Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
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

On May 25, 2012, the Company's Board of Directors approved the reverse stock split on the basis of one share of post-split common stock for each currently outstanding 10 shares of pre-split common stock and it became effective on June 14, 2012.  All common share and per-share data included in these financial statements reflect such reverse stock split.

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

(5)	Net Income (Loss) Attributable to Common Stockholders Per Share

Basic net income (loss) attributable to common stockholders per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding.  Diluted net income (loss) attributable to common stockholders per share includes the determinants of basic net income (loss) attributable to common stockholders per share and, in addition, reflects the dilutive effect of stock options and restricted stock. The following table presents computations of net income (loss) per share (in thousands, except per share data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerator for basic and diluted net income (loss) per share – net income (loss) attributable to common stockholders	$2,898	$(3,319)	$(4,131)	$(8,268)
Denominator for basic net income (loss) attributable to common stockholders per share – weighted-average common shares outstanding	2,349	2,373	1,930	2,371
Effect of dilutive securities:
Stock options	20	—	—	—
Restricted stock	28	—	—	—
Dilutive potential common shares	48	—	—	—
Denominator for diluted net income (loss) attributable to common stockholders per share – weighted-average number of common shares outstanding and dilutive potential common shares	2,397	2,373	1,930	2,371
Basic net income (loss) attributable to common stockholders per share	$1.23	$(1.40)	$(2.14)	$(3.49)
Diluted net (loss) income attributable to common stockholders per share	$1.21	$(1.40)	$(2.14)	$(3.49)

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

The following potential common shares have been excluded from the calculation of diluted net (loss) income per share as their effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Shares underlying warrants outstanding	1,064,616	1,064,616	1,064,616	1,064,616
Shares underlying options outstanding	124,567	250,993	151,753	250,993
Unvested restricted stock	—	75,844	22,295	75,844

(6)	Supplemental Cash Flow Information

	Six Months Ended June 30,		Period from July 10, 2003 (inception) through June 30,
	2011	2012	2012
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Fair value of warrants issued with issuance of long-term debt	105	—	2,290
Fair value of warrants issued with sale of common stock	16,947	—	16,947
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability	—	—	123

(7)	Short-term Investments and Fair Value of Financial Instruments

As of December 31, 2011 and June 30, 2012, the carrying amounts of financial instruments held by the Company, which include cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates. See Note 12 for a discussion of fair value of the warrants.

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

Fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012 (in thousands).

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2011:
Assets:
Cash and cash equivalents	$9,244	$—	$—	$9,244
Short-term investments	6,066	—	—	6,066
	$15,310	$—	$—	$15,310
Liabilities:
Warrant liability	$—	$—	$2,511	$2,511

At June 30, 2012:
Assets:
Cash and cash equivalents	$3,689	$—	$—	$3,689
Short-term investments	—	—	—	—
	$3,689	$—	$—	$3,689
Liabilities:
Warrant liability	$—	$—	$1,820	$1,820

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Warrant liability

Balance at December 31, 2011	$2,511
Change in fair value of warrant liability	(691)
Balance at June 30, 2012	$1,820

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

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

The following table summarizes the activity related to accrued severance benefits for the six months ended June 30, 2012 (in thousands).

Accrued Severance Benefits

Balance at December 31, 2011	$1,544
Net charges paid	(1,382)
Balance at June 30, 2012	$162

(9)	Lease Liability

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

The following table summarizes the activity related to the lease liability for the period ended June 30, 2012 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2011	$828	$854	$1,682
Charges utilized	(119)	(278)	(397)
Additional charges to operations	47	45	92
Balance at June 30, 2012	756	621	1,377
Less current portion	(229)	(470)	(699)
	$527	$151	$678

(10)	Debt

Total debt outstanding consists of the following (in thousands):

	December 31, 2011	June 30, 2012
Working Capital Note	$5,000	$4,052
Equipment and Supplemental Working Capital Notes	126	—
Unamortized debt discount	(139)	(104)
	4,987	3,948
Less current portion	(2,205)	(2,404)
	$2,782	$1,544

The Company recorded interest expense of $0.2 million and $0.2 million for the three months ended June 30, 2011 and 2012, respectively. The Company recorded interest expense of $0.5 million and $0.3 million for the six months ended June 30, 2011 and 2012, respectively.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

(11)	Capital Structure

March 2011 Equity Financing

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 1,107,939 shares of common stock and warrants to purchase 1,046,102 shares of common stock. The purchase price per security was $28.30. The Company received net proceeds of $28.9 million. See Note 12 for discussion of the warrant liability.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011. The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors. If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of June 30, 2012, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2011 and June 30, 2012:

	Number of shares	Exercise price	Expiration
Equity–classified warrants
Issued to vendors	389	$23.20	September 2015 through December 2016
Issued pursuant to March 2011 refinancing of Working Capital Note	7,068	$28.80	March 2016
Issued to lenders	6,449	$234.40	August 2013 through December 2016
Issued to lenders	4,608	$263.90	October 2015 through September 2019
	18,514
Liability–classified warrants
Issued pursuant to March 2011 equity financing	1,046,102	$28.80	March 2016
	1,064,616

Equity-classified Warrants

In March 2011, the Company granted a warrant to a lender to purchase 7,068 shares of common stock in connection with the refinancing of the Company’s Working Capital Note. See Note 10 for a discussion of the refinancing. The Company determined the fair value of the warrant as of the date of grant was $14.90 per share by utilizing the Black-Scholes model. In estimating the fair value of the warrant, the Company utilized the following inputs: closing price per share of common stock of $27.40, volatility of 64.96%, expected term of 5 years, risk-free interest rate of 2.0% and dividend yield of zero.

Liability-classified Warrants

In March 2011, the Company issued warrants to purchase 1,046,102 shares of common stock in connection with a private placement transaction (see Note 11). Each warrant is exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement. The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations. During the three months ended June 30, 2011 and 2012, the Company recorded non-operating income of $9.5 million and non-operating expense of $1.2 million, respectively, due to changes in the estimated fair value of these warrants.   During the six months ended June 30, 2011 and 2012, the Company recorded non-operating income of $9.9 million and non-operating expense of $0.7 million, respectively, due to changes in the estimated fair value of these warrants.

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

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

The Company is currently appealing a notice of delisting from the NASDAQ Stock Market for failure to maintain minimum stockholders’ equity.  If the Company’s common stock is delisted and is not subsequently listed on another national securities exchange, the Company would be required to pay the cash settlement value for these warrants.  If a delisting occurred on June 30, 2012, this amount would have been $2.3 million.

The fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of the Company’s common stock, risk-free rates based on U.S. Treasury security yields, and the Company’s dividend yield. Changes in these assumptions can materially affect the fair value estimate. We could, at any point in time, ultimately incur amounts significantly different than the carrying value. For example, as of June 30, 2012, the calculated cash settlement value of $2.3 million exceeded the fair value of $1.8 million. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values and net cash settlement value as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of June 30, 2012
	December 31, 2011	June 30, 2012

Calculated aggregate value	$2,511	$1,820	$2,289	(1)
Exercise price per share of warrant	$28.80	$28.80	$28.80
Closing price per share of common stock	$4.70	$2.95	$2.95
Volatility	93.8%	108.0%	172.6%	(2)
Probability of Fundamental Transaction or Delisting	28.9%	62.6%	Not applicable
Expected term (years)	Not applicable	Not applicable	3.7
Risk-free interest rate	0.7%	0.6%	0.6%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of June 30, 2012, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2012.

(13)	Stock-Based Compensation

The Company currently maintains two stock-based compensation plans. Under the 2004 Stock Option Plan (the 2004 Plan), stock awards were granted to employees, directors, and consultants of the Company, in the form of restricted stock and stock options. The amounts and terms of options granted were determined by the Company’s compensation committee. The equity awards granted under the 2004 Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. There are no shares available for future grants under the 2004 Plan, as grants from the 2004 Plan ceased upon the Company’s initial public offering in April 2010.

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering. Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of awards granted are determined by the Company’s compensation committee. The equity awards granted under the 2010 Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan. As of June 30, 2012, 54,180 shares of common stock were available for future grants under the 2010 Plan.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	174,874	$16.77	8.9	$63
Granted	87,184	$5.66
Exercised	(2,432)	$4.40
Forfeited	(8,633)	$22.94
Outstanding at June 30, 2012	250,993	$12.82	8.9	$—

Vested and expected to vest at June 30, 2012	231,148	$13.17	8.9	$—

Exercisable at June 30, 2012	52,297	$28.29	7.2	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended June 30, 2011 and 2012 was $0.2 million and $0.1 million, respectively. Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the six months ended June 30, 2011 and 2012 was $0.5 million and $0.2 million, respectively. As of June 30, 2012, there was $1.0 million of unrecognized compensation expense, net of forfeitures, related to unvested employee stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.2 years.

Total stock-based compensation expense recognized for stock options to non-employees for the three and six months ended June 30, 2011 and 2012 was immaterial.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2011	13,988	$24.20
Granted	67,863	$6.00
Vested	(5,047)	$24.20
Forfeited	(960)	$20.73
Nonvested at June 30, 2012	75,844	$7.95

Total stock-based compensation expense recognized for restricted stock to employees for the three months ended June 30, 2011 and 2012 was $38,000 and $34,000, respectively. Total stock-based compensation expense recognized for restricted stock to employees for the six months ended June 30, 2011 and 2012 was $38,000 and $83,000, respectively.  As of June 30, 2012, there was $0.4 million of unrecognized compensation expense, net of forfeitures, related to unvested employee restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.4 years.

Tengion, Inc.
(A Development-Stage Company)

Notes to Financial Statements – (continued)
(unaudited)

(14)	Commitments and Contingencies

Operating Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016. Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $186,000 and $37,000 for the three months ended June 30, 2011 and 2012, respectively.  Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $376,000 and $87,000 for the six months ended June 30, 2011 and 2012, respectively. The following table summarizes future minimum lease payments as of June 30, 2012 (in thousands):

2012	$498
2013	1,016
2014	1,040
2015	1,063
2016	276
Total minimum lease payments	$3,893

The lease agreement for the Company’s facility in East Norriton, Pennsylvania requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord. The Company has deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on the Company’s balance sheet as of December 31, 2011 and June 30, 2012. As of June 30, 2012, an outstanding letter of credit is satisfying the remaining restoration deposit obligation of $1.2 million. At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit is collateralized by an account held at the bank. If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral. If the Company fails to provide additional collateral, the bank has the right to withdraw the letter of credit. In that event, the landlord would have the right to require the Company to deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” “anticipate,” and similar expressions. These forward-looking statements may include, but are not limited to, statements concerning: (i) our estimates regarding expenses, future revenues, capital requirements, needs for additional financing and our ability to obtain such financing; (ii) our plans to develop and commercialize our product candidates; (iii) our ongoing and planned preclinical studies and clinical trials; (iv) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (v) the rate and degree of market acceptance and clinical utility of our products; (vi) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vii) our ability to identify and develop product candidates; (viii) our commercialization, marketing and manufacturing capabilities and strategy; (ix) our intellectual property position; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q , in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as well as in other documents filed by us with the SEC and include, among others:(i) we will need to raise additional funds through collaborative arrangements or the issuance of additional equity to execute our business plan beyond August 31, 2012, or seek protection under the U.S. bankruptcy laws; (ii) the FDA could place our Neo-Urinary Conduit clinical trial on clinical hold; (iii) patients enrolled in our Neo-Urinary Conduit clinical trial may experience adverse events, which could delay our clinical trial or cause us to terminate the development of the Neo-Urinary Conduit; (iv) we may have difficulty enrolling patients in our clinical trials, including our Phase 1 clinical trial for our Neo-Urinary Conduit; (v) data from our ongoing preclinical studies, including our proposed GLP program for the Neo-Kidney Augment, may not continue to be supportive of advancing such preclinical product candidates; and (vi) we may be unable to progress our product candidates that are undergoing preclinical testing, including our Neo-Kidney Augment, into clinical trials and we may not be successful in designing such clinical trials in a manner that supports development of such product candidates.

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

Our Neo-Urinary Conduit is intended to replace the use of bowel tissue in bladder cancer patients requiring a non-continent urinary diversion after bladder removal surgery, or cystectomy.  We are able to manufacture our Neo-Urinary Conduit using a proprietary process that takes four weeks or less and uses smooth muscle cells derived from a routine biopsy.  We are currently conducting a Phase 1 clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study, which is currently expected to enroll up to ten patients.  We enrolled our fifth patient in this trial in the second quarter of 2012. While we and our clinical investigators believe that the surgical technique used successfully in animal models has been translated to humans, we are continuing to seek to refine the appropriate post-surgical care of these patients.  Assuming appropriate safety data, we anticipate that we will complete implantation of up to ten patients by the end of 2012.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of June 30, 2012, we had an accumulated deficit of $238.5 million. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash, cash equivalents and short-term investments at June 30, 2012, were $3.7 million, representing 60.8% of total assets. Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations to September 2012. This period will be shortened if there are any significant increases in planned spending on development programs or if we are required to settle any outstanding warrants in cash.  The Company is currently appealing a notice of delisting from the NASDAQ Stock Market for failure to maintain minimum stockholders’ equity.  If the Company’s common stock is delisted and is not subsequently listed on another national securities exchange, the Company would be required to pay the cash settlement value for certain of its outstanding warrants.  If a delisting occurred on June 30, 2012, this amount would have been $2.3 million.

We will need to raise additional funds to complete the Phase 1 clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that such financing will be available or, if available, on terms acceptable to us.  Without additional capital, the Company will not be able to remain in business and will likely need to seek protection under the United States bankruptcy laws.

In March 2011, we issued warrants to purchase 1,046,102 shares of common stock in connection with a private placement transaction. We valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statements of Operations. The warrants contain a net cash settlement provision under which the warrant holders may require us to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange. As of June 30, 2012, the fair value recorded on our balance sheets of $1.8 million exceeded the calculated net cash settlement value of $2.3 million. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

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

On April 3, 2012, we received approval from NASDAQ to transfer the listing of the Company’s common stock from The NASDAQ Global Market to The NASDAQ Capital Market.

On May 15, 2012, the Company received a letter from the Listing Qualifications Department of the NASDAQ Stock Market (the “Staff”) notifying the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).

The Company submitted a plan to regain compliance with this continued listing criterion; however, on July 13, 2012, the Staff notified the Company by letter of the Staff’s denial of the plan.  The letter provides that, absent an appeal of the Staff's determination by the Company, trading of the Company's common stock will be suspended at the opening of business on July 24, 2012, and a Form 25−NSE will be filed with the Securities and Exchange Commission to remove the Company's securities from listing and registration on the NASDAQ Capital Market.

On July 19, 2012, the Company appealed the Staff's determination by requesting a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to seek continued listing pending its return to compliance with the minimum stockholders' equity requirement under NASDAQ Listing Rule 5550(b).   The hearing before the Staff is scheduled for August 30, 2012.  While the appeal is pending, the Company’s securities will not be delisted and the Form 25-NSE will not be filed. However, there can be no assurance that the Panel will grant the Company's request for continued listing.

On June 14, 2012, we effected a reverse split of the Company’s common stock at a ratio of 1-for-10.

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

The following table summarizes our research and development expense for the three and six months ended June 30, 2011 and 2012 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2012	Change	2011	2012	Change
Third-party direct program expenses:
Urologic	$151	$169	$18	$429	$340	$(89)
Renal	648	586	(62)	1,112	992	(120)
Total third-party direct program expenses	799	755	(44)	1,541	1,332	(209)
Other research and development expense	2,598	2,034	(564)	5,201	4,151	(1,050)
Total research and development expense	$3,397	$2,789	$(608)	$6,742	$5,483	$(1,259)

From our inception in July 2003 through June 30, 2012, we have incurred research and development expense of $123.3 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2011 and 2012

Research and Development Expense.  Research and development expense for the three and six months ended June 30, 2011 and 2012 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2012	Change	2011	2012	Change
Compensation and related expense	$1,774	$1,142	$(632)	$3,582	$2,333	$(1,249)
External services – direct third parties	799	755	(44)	1,541	1,332	(209)
External services – other	78	170	92	146	386	240
Research materials and related expense	274	377	103	553	692	139
Facilities and related expense	472	345	(127)	920	740	(180)
Total research and development expense	$3,397	$2,789	$(608)	$6,742	$5,483	$(1,259)

Research and development expense were $3.4 million and $2.8 million for the three months ended June 30, 2011 and 2012, respectively, and $6.7 million and $5.5 million for the six months ended June 30, 2011 and 2012, respectively.  The decrease in research and development expense for the three and six months ended June 30, 2012 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three and six months ended June 30, 2011, as well as a reduction in external services related to direct third parties resulting from the termination of the sponsored research agreement with Wake Forest University at the end of 2011.

General and Administrative Expense. General and administrative expense for the three and six months ended June 30, 2011 and 2012 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2011	2012	Change	2011	2012	Change
Compensation and related expense	$1,519	$525	$(994)	$2,502	$1,154	$(1,348)
Professional fees	355	712	357	985	1,263	278
Facilities and related expense	78	157	79	171	291	120
Insurance, travel and other expenses	86	44	(42)	156	111	(45)
Total general and administrative expense	$2,038	$1,438	$(600)	$3,814	$2,819	$(995)

General and administrative expense were $2.0 million and $1.4 million for the three months ended June 30, 2011 and 2012, respectively, and $3.8 million and $2.8 million for the six months ended June 30, 2011 and 2012, respectively. The decrease in general and administrative expense for the three and six months ended June 30, 2012 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three and six months ended June 30, 2011.

Depreciation Expense. Depreciation expense was $1.0 million and $0.1 million for the three months ended June 30, 2011 and 2012, respectively, and $2.1 million and $0.3 million for the six months ended June 30, 2011 and 2012, respectively. The decrease for the three and six months ended June 30, 2012 was primarily due to the recording during the fourth quarter of 2011 of an impairment charge, which reduced the carrying value of assets at our East Norriton, Pennsylvania facility. The decrease was also due to a change during the second quarter of 2011 in the estimated useful life of leasehold improvements associated with leased laboratory space in Winston-Salem, North Carolina upon the extension of that lease.

Other Expense. Other expense was $27,000 and $44,000 for the three months ended June 30, 2011 and 2012, respectively, and $969,000 and $92,000 for the six months ended June 30, 2011 and 2012, respectively. During the first quarter of 2011, we recorded a non-cash charge of $0.9 million due to the initial recognition of a lease liability. The liability resulted from a lease agreement entered into in February 2006 that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.

Interest Income (Expense).  Interest income was $13,000 and $4,000 for the three months ended June 30, 2011 and 2012, respectively, and $27,000 and $11,000 for the six months ended June 30, 2011 and 2012, respectively. The decrease was primarily due to decreased average cash balances. Interest expense was $0.2 million and $0.2 million for the three months ended June 30, 2011 and 2012, respectively, and $0.5 million and $0.3 million for the three months ended June 30, 2011 and 2012, respectively. The decrease was primarily due to lower average debt facility balances outstanding in 2012.

Change in Fair Value of Warrant Liability.  During the three and six months ended June 30, 2012, we recorded a non-cash credit of $1.2 million and $0.7 million, respectively, on our statements of operations due to an decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The decrease in fair value was primarily due to a decrease in the price per share of our common stock during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we recorded a non-cash credit of $9.5 million and $9.9 million, respectively, on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The decrease in fair value was primarily due to a decrease in the price per share of our common stock between the date of issuance of the warrants (March 4, 2011) and March 31, 2011, and between the date of issuance of the warrants (March 4, 2011) and June 30, 2011.

Liquidity and Capital Resources

Source of Liquidity

Cash, cash equivalents and short-term investments at June 30, 2012, were $3.7 million, representing 60.8% of total assets. Based upon our current expected level of operating expenditures and debt repayment, we expect to be able to fund our operations through August 31, 2012. This period will be shortened if there are any significant increases in planned spending on development programs or if we are required to settle any outstanding warrants in cash. The Company is currently appealing a notice of delisting from the NASDAQ Stock Market for failure to maintain minimum stockholders’ equity.  If the Company’s common stock is delisted and is not subsequently listed on another national securities exchange, the Company would be required to pay the cash settlement value for certain of its outstanding warrants.  If a delisting occurred on June 30, 2012, this amount would have been $2.3 million. We will need to raise additional funds to complete the Phase 1 clinical trial for our Neo-Urinary Conduit and our preclinical research and development activities for our Neo-Kidney Augment. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that such financing will be available or, if available, on terms acceptable to us.  Without additional capital, the Company will not be able to remain in business and will likely need to seek protection under the United States bankruptcy laws.

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $238.5 million as of June 30, 2012.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity offerings and long-term debt. The following table summarizes our equity funding sources as of June 30, 2012:

Issue	Year	Number of Shares		Net Proceeds (in thousands) (1)
Series A Redeemable Convertible Preferred Stock	2004, 2005	166,832	(2)	$38,910
Series B Redeemable Convertible Preferred Stock	2006	190,601	(2)	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	207,764	(2)	54,571
Initial Public Offering	2010	600,000		25,721
Private Placement	2011	1,107,939		28,941
		2,273,136		$198,183
________________________
(1)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

(2)	Number of shares represents the number of shares of common stock into which each series of preferred stock converted at the time of our initial public offering.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $39.5 million through June 30, 2012, net of issuance costs. We currently have a working capital note with an outstanding principal of $4.1 million as of June 30, 2012, which borrowings were used for our general working capital needs.

The lease agreement for the Company’s facility in East Norriton, Pennsylvania requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord. The Company has deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on the Company’s balance sheet as of June 30, 2012. As of December 31, 2011 and June 30, 2012, an outstanding letter of credit is satisfying the remaining restoration deposit obligation of $1.2 million. At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit is collateralized by an account held at the bank. If the bank determines the collateral to be insufficient, the bank has the right to demand additional collateral. If the Company fails to provide additional collateral, the bank has the right to withdraw the letter of credit. In that event, the landlord would have the right to require the Company to deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2011 and 2012 (in thousands):

	Six months ended June 30,
	2011	2012	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(12,640)	$(10,549)	$2,091
Investing activities	(6,163)	6,062	12,225
Financing activities	25,975	(1,068)	(27,043)
Increase (decrease) in cash and cash equivalents	$7,172	$(5,555)	$(12,727)

Operating Activities
Cash used in operating activities decreased $2.1 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, due to the payment of $1.0 million security deposit in the first quarter of 2011 in connection with the lease for our East Norriton, Pennsylvania facility and a reduction in compensation and related expenses resulting from fewer employees as compared to the six months ended June 30, 2011.

Investing Activities
Cash provided by investing activities increased $12.2 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, primarily due to an increase in net sales and redemptions (net of purchases) of short-term investments of $12.2 million.

Financing Activities
Cash provided by financing activities decreased $27.0 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The 2011 period included net proceeds of $29.0 million received from our March 2011 equity financing.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of June 30, 2012, we held cash, cash equivalents and short-term investments of $3.7 million.

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

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.

None

Item 1A.   Risk Factors.

If we do not raise additional capital by August 31, 2012, we will not be able to remain in business and will likely need to seek protection under the United States bankruptcy laws.

Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash, we expect to be able to fund operations through August 31, 2012. We intend to pursue additional sources of capital to continue our business operations as currently conducted and fund deficits in operating cash flows. There is no assurance that such financing will be available when needed or, if available, on terms acceptable to us.  If we do not raise additional capital by August 31, 2012, we will not be able to remain in business and will likely need to seek protection under the United States bankruptcy laws.

In the event we seek bankruptcy protection, our creditors would have first claim on the value of our assets which, other than any remaining cash, would most likely be liquidated in a bankruptcy sale. We can give no assurance of the magnitude of the net proceeds of any such sale and whether such proceeds would be sufficient to satisfy our obligations to our creditors, let alone permit any distribution to our equity holders.

We must meet NASDAQ's continuing listing requirements in order for our common stock to remain listed on the NASDAQ Capital Market.  Failure to meet NASDAQ's continued listing criteria may result in the delisting of our common stock from the NASDAQ Capital Market.

On May 15, 2012, we received a letter from the Nasdaq Stock Market (the “Staff”) notifying the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing on the NASDAQ Capital Market as set forth in Listing Rule 5550(b).  We submitted a plan to regain compliance with this continued listing criterion; however, on July 13, 2012, the Staff notified us by letter of the Staff’s denial of the plan.  The letter provides that, absent an appeal of the Staff's determination by the Company, trading of our common stock will be suspended at the opening of business on July 24, 2012, and a Form 25−NSE will be filed with the Securities and Exchange Commission to remove our securities from listing and registration on the NASDAQ Capital Market.  On July 19, 2012, we appealed the Staff's determination by requesting a hearing before a NASDAQ Listing Qualifications Panel (the “Panel”) to seek continued listing pending its return to compliance with the minimum stockholders' equity requirement under NASDAQ Listing Rule 5550(b).  This hearing is scheduled for August 30, 2012.

While the appeal is pending, our securities will not be delisted and the Form 25-NSE will not be filed. However, there can be no assurance that the Panel will grant our request for continued listing.

In the event of a delisting, we anticipate that our common stock would be quoted on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of our common stock or obtain accurate quotations as to the market value of our common stock.  A delisting from the NASDAQ Capital Market will also make us ineligible to use Form S-3 to register the sale of shares of our common stock or to register the resale of our securities held by certain of our security holders with the SEC, thereby making it more difficult and expensive for us to register our common stock or other securities and raise additional capital.

We are a party to a registration rights agreement, which requires us to maintain the effectiveness of registration statements relating to the resale of shares of common stock issuable upon the exercise of outstanding warrants. If we are ineligible to use Form S-3, we will need to file new registration statements with the SEC on some other permitted form and maintenance of the effectiveness of such registration statements will become extremely difficult. Under the applicable registration rights agreements, we could become subject to certain liquidated damages upon and during the continuance of any such failure. We would also incur additional costs under state blue-sky laws to sell equity if we are delisted.

If our common stock is delisted and is not subsequently listed on another national securities exchange, we would be required to pay the cash settlement value for certain outstanding warrants.  If a delisting occurred on June 30, 2012, this amount would have been $2.3 million.

Accordingly, our inability to maintain the continued listing of our common stock on the NASDAQ Capital Market or another national exchange would have a material adverse effect on our liquidity and financial condition and would likely require us to file for bankruptcy protection.

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

The following table provides information with respect to the shares withheld by the Company during the six months ended June 30, 2012, to satisfy these obligations to the extent employees elected for the Company to withhold such shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2012 – January 31, 2012	—	$—
February 1, 2012 – February 29, 2012	878	6.10
March 1, 2012 – March 31, 2012	—	—
April 1, 2012 – April 30, 2012	—	—
May 1, 2012 – May 31, 2012	—	—
June 1, 2012 – June 30, 2012	—	—
Total	878	$6.10

Item 3.     Defaults Upon Senior Securities.

None

Item 4.    Mine and Safety Disclosures.

Not applicable

Item 5.    Other Information.

None

Item 6.      Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.1
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, effective 12:01 a.m. June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2012)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.**

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

TENGION, INC.

Date: August 14, 2012	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)