Form 10-Q
period 2012-09-30
TENGION INC
filed 2012-11-14
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 11, 2012, there were 2,466,914 shares of the registrant’s common stock outstanding.

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

i

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TENGION, INC.
(A Development-Stage Company)

 Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents, including $1,194 of cash at December 31, 2011 and September 30, 2012, collateralizing letters of credit (Note 14)	$9,244	$1,374
Short-term investments	6,066	—
Deferred debt offering costs	—	339
Prepaid expenses and other	408	395
Total current assets	15,718	2,108
Property and equipment, net of accumulated depreciation of $12,622 and $12,972 as of December 31, 2011 and September 30, 2012, respectively	1,021	686
Other assets	1,078	1,100
Total assets	$17,817	$3,894

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Demand notes and derivative, net of debt discount of $31 as of September 30, 2012	$—	$1,279
Current portion of long-term debt	2,205	900
Accounts payable	829	1,404
Accrued compensation and benefits	2,354	587
Accrued expenses	437	1,075
Current portion of lease liability	739	646
Warrant liability	2,511	2,144
Total current liabilities	9,075	8,035
Long-term debt	2,782	2,673
Lease liability	943	570
Other liabilities	2	8
Total liabilities	12,802	11,286
Commitments and contingencies (Note 14)	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2011 and September 30, 2012, respectively	—	—
Common stock, $0.001 par value; 90,000 shares authorized; 2,381 and 2,449 shares issued and outstanding at December 31, 2011 and September 30, 2012, respectively	2	2
Additional paid-in capital	235,257	235,690
Deficit accumulated during the development stage	(230,244)	(243,084)
Total stockholders’ equity (deficit)	5,015	(7,392)
Total liabilities and stockholders’ equity (deficit)	$17,817	$3,894

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended		Period from July 10, 2003 (inception)
	September 30,		September 30,		through
					September 30,
	2011	2012	2011	2012	2012

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	$2,837	$2,438	$9,579	$7,921	$125,778
General and administrative	1,383	1,198	5,197	4,017	45,910
Depreciation	718	106	2,816	357	23,509
Impairment of property and equipment	—	—	—	—	7,371
Other expense	26	38	995	130	1,835
Total operating expenses	4,964	3,780	18,587	12,425	204,403
Loss from operations	(4,964)	(3,780)	(18,587)	(12,425)	(204,403)
Interest income	12	1	39	12	8,524
Interest expense	(193)	(469)	(666)	(794)	(15,683)
Change in fair value of warrant liability	4,185	(324)	14,123	367	16,865
Net loss	$(960)	$(4,572)	$(5,091)	$(12,840)	$(194,697)
Basic and diluted net loss attributable to common stockholders per share	$(0.41)	$(1.87)	$(2.43)	$(5.41)

Shares used in computing basic and diluted net loss attributable to common stockholders:
Basic and diluted	2,354	2,450	2,094	2,371

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
(in thousands, except per share data)
 (unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in	Deferred	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	428	—	—	428
Net loss	—	—	—	—	—	—	(12,840)	(12,840)
Balance, September 30, 2012	—	$—	2,449	$2	$235,690	$—	$(243,084)	$(7,392)

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Cash Flows
(in thousands)
 (unaudited)

	Nine Months Ended September 30,		Period from July 10, 2003 (inception) through September 30, 2012
	2011	2012
Cash flows from operating activities:
Net loss	$(5,091)	$(12,840)	$(194,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,816	357	23,509
Change in fair value of warrant liability	(14,123)	(367)	(16,865)
Charge related to lease liability	995	130	1,835
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	132	409	2,957
Noncash rent (income) expense	(22)	6	223
Stock-based compensation expense	688	428	5,607
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(810)	(41)	(1,669)
Accounts payable	(146)	428	1,298
Accrued expenses and other	(1,611)	(1,909)	854
Net cash used in operating activities	(17,172)	(13,399)	(169,607)
Cash flows from investing activities:
Purchases of short-term investments	(13,083)	—	(324,508)
Sales and redemption of short-term investments	2,000	6,066	324,657
Cash paid for property and equipment	(81)	(22)	(31,696)
Proceeds from the sale of property and equipment	—	—	11
Net cash (used in) provided by investing activities	(11,164)	6,044	(31,536)
Cash flows from financing activities:
Proceeds from sales of redeemable convertible preferred stock and warrants, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	29,027	6	54,923
Repurchase of restricted stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	4,908	945	40,462
Payments on long-term debt	(8,308)	(1,466)	(32,734)
Net cash provided by (used in) financing activities	25,627	(515)	202,517
Net increase (decrease) in cash and cash equivalents	(2,709)	(7,870)	1,374
Cash and cash equivalents, beginning of period	11,972	9,244	—
Cash and cash equivalents, end of period	$9,263	$1,374	$1,374

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

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has a deficit accumulated during the development stage of $243.1 million as of September 30, 2012. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

On October 2, 2012, Company entered into several agreements with certain new and existing investors to provide approximately $15 million of financing in the form of Senior Secured Convertible Notes (the Notes).  See Note 15 for further discussion of subsequent events.

Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on any of the Notes, we expect to be able to fund operations through May 2013.  This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

In the event financing is not obtained, the Company could pursue additional headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.  If the Company is required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs, these events could have a material adverse effect on the Company's business, results of operations and financial condition.

These factors raise significant concerns about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

On September 4, 2012, the Company was notified by The NASDAQ Stock Market (NASDAQ) of its hearing panel’s determination to delist the Company’s common stock from NASDAQ effective at the open of business on Thursday, September 6, 2012.  The delisting was based on the Company’s non-compliance with NASDAQ’s minimum stockholders’ equity requirement set forth in Listing Rule 5550(b)(1).  Effective at the opening of the market on September 6, 2012, the Company’s common stock was transferred from The NASDAQ Capital Market to the OTCQB, which is operated by OTC Markets, Inc. and will continue to trade under the symbol TNGN.

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

(5)	Net Loss Attributable to Common Stockholders Per Share

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the outstanding shares of unvested restricted stock as well as the number of common shares issuable upon exercise of outstanding stock options and warrants have been excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and dilutive loss per share are the same.

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Shares underlying warrants outstanding	1,064,616	1,064,616	1,064,616	1,064,616
Shares underlying options outstanding	127,500	247,952	127,500	247,952
Unvested restricted stock	20,310	74,669	20,310	74,669

(6)	Supplemental Cash Flow Information

	Nine Months Ended September 30,		Period from July 10, 2003 (inception) through
	2011	2012	September 30, 2012
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Fair value of warrants issued with issuance of long-term debt	105	—	2,290
Fair value of warrants issued with sale of common stock	16,947	—	16,947
Fair value of embedded derivative issued with the demand note	—	310	310
Conversion of warrant liability	—	—	123

(7)	Short-term Investments and Fair Value of Financial Instruments

As of December 31, 2011 and September 30, 2012, the carrying amounts of financial instruments held by the Company, which include cash equivalents, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments. In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates. See Note 10 for a discussion of the fair value of the derivative embedded in debt issued in September 2012 and Note 12 for a discussion of the fair value of liability-classified warrants.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012 (in thousands).

	Fair value measurement at reporting date using
	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total

At December 31, 2011:
Assets:
Cash and cash equivalents		$9,244	$—	$—	$9,244
Short-term investments		6,066	—	—	6,066
		$15,310	$—	$—	$15,310
Liabilities:
Warrant liability		$—	$—	$2,511	$2,511

At September 30, 2012:
Assets:
Cash and cash equivalents		$1,374	$—	$—	$1,374
Short-term investments		—	—	—	—
		$1,374	$—	$—	$1,374
Liabilities:
Embedded derivative liability of Demand Notes		$—	$—	$310	$310
Warrant liability		—	—	2,144	2,144
	$		$—	$2,454	$2,454

The reconciliation of embedded derivative liability portion of the Demand Notes (the Demand Notes) measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):
Embedded Derivative liability of Demand Notes

Balance at December 31, 2011	$—
Record derivative liability	310
Balance at September 30, 2012	$310

The fair value of the embedded derivative liability of Demand Notes is based on Level 3 inputs. For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value. See Note 10 for further discussion of the embedded derivative liability of Demand Notes.

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):
Warrant liability

Balance at December 31, 2011	$2,511
Change in fair value of warrant liability	(367)
Balance at September 30, 2012	$2,144

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

The Company offered severance benefits to the terminated employees, and recorded a $1.7 million charge for personnel-related termination costs in the fourth quarter of 2011, of which $0.8 million was included in research and development expense and $0.9 million was included in general and administrative expense in the accompanying statements of operations. As of September 2012 the Company completed payment of these severance benefits.

The following table summarizes the activity related to accrued severance benefits for the nine months ended September 30, 2012 (in thousands).
Accrued Severance Benefits

Balance at December 31, 2011	$1,544
Net charges paid	(1,544)
Balance at September 30, 2012	$—

(9)	Lease Liability

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

In connection with the restructuring described in Note 8, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term. Therefore, the Company recorded a liability as of November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.

The following table summarizes the activity related to the lease liability for the period ended September 30, 2012 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2011	$828	$854	$1,682
Charges utilized	(178)	(418)	(596)
Additional charges to operations	67	63	130
Balance at September 30, 2012	717	499	1,216
Less current portion	(231)	(415)	(646)
	$486	$84	$570

(10)	Debt

Total debt outstanding consists of the following (in thousands):

	December 31, 2011	September 30, 2012
Working Capital Note	$5,000	$3,660
Equipment and Supplemental Working Capital Notes	126	—
Unamortized debt discount	(139)	(87)
	4,987	3,573
Less current portion	(2,205)	(900)
Total long-term debt	$2,782	$2,673

Demand Notes	—	$1,000
Embedded derivative liability	—	310
Unamortized debt discount related to Demand Notes	—	(31)
Total Demand Notes	$—	$1,279

Total debt outstanding	$4,987	$4,852

The Company recorded interest expense of $0.2 million and $0.5 million for the three months ended September 30, 2011 and 2012, respectively. The Company recorded interest expense of $0.7 million and $0.8 million for the nine months ended September 30, 2011 and 2012, respectively.

On September 7, 2012, the Company issued Demand Notes in the aggregate amount of $1.0 million.  The terms of the Demand Notes provided the holders with the right to exchange the outstanding principal balance of the Demand Notes, including accrued interest, into certain debt securities and warrants issued in the future (Exchange Right).  In October 2012, the Company issued convertible debt and the holders of the Demand Notes exercised their Exchange Right. See Note 15 for further discussion of subsequent events.  The Demand Notes bore interest at a rate of 10% per year and were secured by a lien on substantially all of the Company’s assets, other than its intellectual property assets.

The Company accounts for the conversion and redemption features embedded in the Demand Note in accordance with FASB Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ASC 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a free-standing derivative financial instrument while recording a debt discount at issuance. This discount is accreted as additional interest expense. The fair value of the Exchange Right attached to the Demand Notes (see Note 10) as of the date of issuance (on September 7, 2012) was determined using a risk-neutral methodology within a Monte Carlo analysis. See Note 12 for methodology and assumptions used to value the notes and warrants issued in 2012 (see Note 15), the warrants issued in 2011 and all related features including those embedded in the Demand Notes.  Changes in these assumptions can materially affect the fair value estimate. The Company classified the fair value of the Exchange Right as a liability and re-measured the fair value as of September 30, 2012, the reporting date prior to exchange of the Demand Note into the Senior Secured Convertible Notes (the Notes). The following table summarizes the calculated aggregate fair values as of the dates indicated along with assumptions utilized in each calculation.

	September 7, 2012	September 30, 2012

Calculated aggregate value	$310	$310
Volatility	115.0%	115.0%
Probability of Fundamental Transaction or Delisting	100.0%	100.0%
Risk-free interest rate	0.2%	0.2%
Dividend yield	None	None

(11)	Capital Structure

March 2011 Equity Financing

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 1,107,939 shares of common stock and warrants to purchase 1,046,102 shares of common stock. The purchase price per security was $28.30. The Company received net proceeds of $28.9 million. See Note 12 for discussion of the warrant liability.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011. The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors. If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of September 30, 2012, we concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

(12)	Warrants

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. Stock warrants are accounted for as derivative liabilities under ASC 815 if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price. We classify derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes outstanding warrants to purchase common stock as of December 31, 2011 and September 30, 2012:

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
	1,064,616

In connection with the issuance of convertible debt in October 2012, we issued warrants to purchase approximately 51.1 million shares of common stock at an initial exercise price of $0.75 per share. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances.  See Note 16 for further discussion of subsequent events.

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

Liability-classified Warrants

In March 2011, the Company issued warrants to purchase 1,046,102 shares of common stock in connection with a private placement transaction (see Note 11). Each warrant is exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement. The issuance of convertible debt and warrants in October 2012 triggered an anti-dilution adjustment to the number of shares underlying the warrants issued pursuant to the March 2011 equity financing. We have notified the holders of the warrants of the adjusted exercise price per share is $1.59 and the aggregate number of shares of common stock issuable upon exercise of 18,948,258, subject to stockholder approval for lowering the exercise price per share below $27.00, which, until stockholder approval is obtained, limits the aggregate number of shares of common stock issuable upon exercise to 1,115,845.  Although we believe our calculation of the anti-dilution adjustment is correct, we are aware that one holder of the warrants has a different view as to how to perform the adjustment and whether a stockholder vote is necessary. See Note 15 for further discussion of subsequent events.

The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations. During the three months ended September 30, 2011 and 2012, the Company recorded non-operating income of $4.2 million and non-operating expense of $0.3 million, respectively, due to changes in the estimated fair value of these warrants.  During the nine months ended September 30, 2011 and 2012, the Company recorded non-operating income of $14.1 million and $0.4 million, respectively, due to changes in the estimated fair value of these warrants.

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

On September 4, 2012, the Company was notified by NASDAQ of its hearing panel’s determination to delist the Company’s common stock from NASDAQ effective at the open of business on Thursday, September 6, 2012.  This delisting triggered the right of the warrant holders to require the Company to purchase the warrants in exchange for a cash settlement value, which was calculated as $0.64 per warrant share. The warrant holders have 90 days or until December 5, 2012 to present the warrants to the Company.  If all the warrant holders exercise this option, the Company would be required to pay a total cash settlement value of approximately $0.7 million.

The fair value of the warrants as of December 31, 2011 and September 30, 2012 was determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or, in the case of the December 31, 2011 valuation, a Delisting into the calculation of fair value. On October 3, 2012, we issued convertible debt and warrants and subsequently completed a valuation as of that date of all of newly issued securities as well as the warrants issued in 2011. Because of the significantly high probability as of September 30, 2012 of completing the financing transaction on October 3, 2012, the Company has assumed equivalent valuations as of both dates for the warrants issued in 2011. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock in the case of the December 31, 2011 valuation; assumptions regarding the expected amounts and dates of future equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, in the case of the December 31, 2011 valuation, a Delisting; the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.  In addition, the following input was used in the valuation model for the valuation as of September 30, 2012: the Company used an implied enterprise value which was derived by using a scenario-based approach considering the possible future liquidity events for the Company contingent upon the outcome of its research programs.

In connection with the valuation of the warrants issued in 2011, which required consideration of the valuation of the notes and warrants issued in 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placement completed on October 3, 2012 primarily due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, certain conversion and exercise restrictions in the in the 2012 notes and warrants agreements, and the anti-dilution adjustment features and the net cash settlement features of the warrants issued in 2011 and 2012.  Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements.  The valuation resulted in a model-derived common stock value of $0.05 per share.  Changes in the assumptions used in the model can materially affect the model-derived common stock value and the fair value estimate of the warrants.  In connection with the net cash settlement feature in the warrants issued in 2011, we could, at any point in time, ultimately incur amounts significantly different than the carrying value. For example, as of September 30, 2012, the calculated cash settlement value of $1.1 million was less than the fair value of $2.1 million. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values and net cash settlement value of the warrants issued in 2011 as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:			Net cash settlement value as of September 30, 2012
	December 31, 2011	September 30, 2012

Calculated aggregate value	$2,511	$2,144		$1,060	(1)
Exercise price per share of warrant	$28.80	$1.67	(2)	$28.80	(2)
Closing price per share of common stock	$4.70	Not applicable	(3)	$1.35
Volatility	93.8%	115.0%		195.9%	(4)
Probability of Fundamental Transaction or Delisting	28.9%	100.0%		Not applicable
Expected term (years)	Not applicable	Not applicable	(3)	3.4
Risk-free interest rate	0.7%	0.2%		0.3%
Dividend yield	None	None		None

(1)	Represents the net cash settlement value of the warrant as of September 30, 2012, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(2)
Although the exercise price per share of the warrant remained $28.80 as of September 30, 2012, the Company calculated the fair value of the warrants as of September 30, 2012 using an estimated exercise price per share of $1.67, which the Company believed was a reasonable approximation of the exercise price after calculation of the anti-dilution adjustment necessitated by the private placement completed October 3, 2012.

(3)
In performing the valuation as of September 30, 2012, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placement completed October 3, 2012. Therefore, the Company used an implied enterprise value which was derived by using a scenario-based approach considering the possible future liquidity events for the Company contingent upon the outcome of its research programs.  One of the possible expected scenarios has an expected term of nine months and the other scenario has a term of 2.3 years.  Refer elsewhere in Note 12 for further details on valuation methodology used.

(4)	Represents the volatility assumption used to calculate the net cash settlement value as of September 30, 2012.

(13)	Stock-Based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering. Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of awards granted are determined by the Company’s compensation committee. The equity awards granted under the 2010 Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors. The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan. As of September 30, 2012, 32,866 shares of common stock were available for future grants under the 2010 Plan.

Stock Options

The following table summarizes stock option activity under the Plans:
	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2011	174,874	$16.77	8.9	$63
Granted	87,184	$5.66
Exercised	(2,432)	$4.40
Forfeited	(11,674)	$22.64
Outstanding at September 30, 2012	247,952	$12.71	8.6	$—

Vested and expected to vest at September 30, 2012	229,059	$13.09	8.6	$—

Exercisable at September 30, 2012	57,906	$27.35	7.1	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended September 30, 2011 and 2012 was $0.2 million and $0.1 million, respectively. Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the nine months ended September 30, 2011 and 2012 was $0.7 million and $0.3 million, respectively. As of September 30, 2012, there was $0.8 million of unrecognized compensation expense, net of forfeitures, related to unvested employee stock options. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.0 years.

Total stock-based compensation expense recognized for stock options to non-employees for the three and nine months ended September 30, 2011 and 2012 was immaterial.

The following table summarizes restricted stock activity under the Plans:
	Number of shares	Weighted- average grant date fair value
Nonvested at December 31, 2011	13,988	$24.20
Granted	67,863	$6.00
Vested	(5,047)	$24.20
Forfeited	(2,135)	$17.64
Nonvested at September 30, 2012	74,669	$7.84

Total stock-based compensation expense recognized for restricted stock to employees for the three months ended September 30, 2011 and 2012 was $26,000 and $42,000, respectively. Total stock-based compensation expense recognized for restricted stock to employees for the nine months ended September 30, 2011 and 2012 was $64,000 and $124,000, respectively.  As of September 30, 2012, there was $0.4 million of unrecognized compensation expense, net of forfeitures, related to unvested employee restricted stock. The unrecognized compensation expense is expected to be recognized over a weighted-average period of approximately 3.2 years.

(14)	Commitments and Contingencies

Operating Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016. Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $0.2 million and $47,000 for the three months ended September 30, 2011 and 2012, respectively.  Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $0.6 million and $0.1 million for the nine months ended September 30, 2011 and 2012, respectively. The following table summarizes future minimum lease payments as of September 30, 2012 (in thousands):

2012	$320
2013	1,016
2014	1,040
2015	1,063
2016	276
Total minimum lease payments	$3,715

The lease agreement for the Company’s facility in East Norriton, Pennsylvania requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord. The Company has deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on the Company’s balance sheet as of December 31, 2011 and September 30, 2012. As of September 30, 2012, an outstanding letter of credit is satisfying the remaining restoration deposit obligation of $1.2 million. At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit is collateralized by an account held at the bank. The bank recently informed the Company that it will not renew the letter of credit beyond December 2, 2012. Therefore, the Company will need to seek a new letter of credit or deposit cash of up to $1.2 million in an account to satisfy its deposit obligation.

(15)	Subsequent Events

On October 3, 2012, the Company completed a private placement of $15.0 million aggregate principal amount of notes (the Notes).  The principal amount of Notes includes the exchange of the Demand Notes (see Note 10).  The Company issued warrants to the holders of the Notes to purchase approximately 51.1 million shares of common stock at an initial exercise price of $0.75 per share. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances.

The Notes are convertible under certain circumstances into shares of the Company's common stock at a conversion rate of 1,333 shares per $1,000 of principal amount of the Notes. The conversion rate is subject to adjustment under certain circumstances. The Company may not redeem the Notes.

The Company intends to use the net proceeds of this transaction primarily to fund research and development activities for its two lead programs, including completing enrollment in the Phase 1 clinical trial for its Neo-Urinary Conduit as well as submitting an Investigational New Drug filing to the U.S. Food and Drug Administration for the Company's Neo-Kidney Augment.

In connection with the issuance of the Notes, the Company granted the lenders an option to purchase up to an additional $20.0 million aggregate principal amount of the Notes at any time until June 30, 2013. One of the lenders, Celgene Corporation, secured a right of first negotiation on the Company's Neo-Urinary Conduit program in exchange for receiving fewer warrants than the other lenders.

In connection with the 2012 Financing, on October 2, 2012, the Company, Horizon Credit II LLC (Horizon) and Horizon Technology Finance Corporation entered into a First Amendment of Venture Loan and Security Agreement (the Loan Amendment).  The Loan Amendment amends the Venture Loan and Security Agreement dated as of March 14, 2011 pursuant to which Horizon made a loan of $5 million to us (the Horizon Loan).  The Loan Amendment provides that the maturity date for the Horizon Loan is extended from January 1, 2014 until May 1, 2014.  We are now required to make monthly interest payments of approximately $40,000 through June 1, 2013 and monthly interest and principal payments of approximately $0.4 million from July 1, 2013 through and including May 1, 2014.  Horizon’s security now includes a lien on our intellectual property assets.  The interest rate on the Horizon Loan was increased from 11.75% to 13.0% per annum retroactive to September 1, 2012.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011, as amended, as well as in other documents filed by us with the SEC and include, among others:(i) we will need to raise additional funds through collaborative arrangements or the issuance of additional equity to execute our business plan beyond May 2013, or seek protection under the U.S. bankruptcy laws; (ii) the U.S. Food and Drug Administration (FDA) could place our Neo-Urinary Conduit clinical trial on clinical hold; (iii) patients enrolled in our Neo-Urinary Conduit clinical trial may experience adverse events, which could delay our clinical trial or cause us to terminate the development of the Neo-Urinary Conduit; (iv) we may have difficulty enrolling patients in our clinical trials, including our Phase 1 clinical trial for our Neo-Urinary Conduit; (v) data from our ongoing preclinical studies, including our proposed GLP program for the Neo-Kidney Augment, may not continue to be supportive of advancing such preclinical product candidates; and (vi) we may be unable to progress our product candidates that are undergoing preclinical testing, including our Neo-Kidney Augment, into clinical trials and we may not be successful in designing such clinical trials in a manner that supports development of such product candidates.

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

Our Neo-Urinary Conduit is intended to replace the use of bowel tissue in bladder cancer patients requiring a non-continent urinary diversion after bladder removal surgery, or cystectomy.  We are able to manufacture our Neo-Urinary Conduit using a proprietary process that takes four weeks or less and uses smooth muscle cells derived from a routine biopsy.  We are currently conducting a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study, which is currently expected to enroll up to ten patients.  We enrolled our sixth patient in this trial in the third quarter of 2012.  In October 2012, we announced the death of two patients enrolled in the trial.  Both patients died due to afflictions unrelated to the Neo-Urinary Conduit or the surgical procedure.  We notified the Data Safety Monitoring Board of these events and the Phase I clinical trial is ongoing. While we and our clinical investigators believe that the surgical technique used successfully in animal models has been translated to humans, we are continuing to seek to refine the appropriate post-surgical care of these patients.  We are actively recruiting and remain focused on enrolling the remaining four patients in the trial by the end of 2012, however the timing of enrolling the seventh patient may result in completing enrollment of this trial in the first quarter of 2013.

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease.  Our Neo-Kidney Augment is based on our proprietary technology, which is expected to use the patient’s cells, procured by a needle biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue.  We recently completed a successful Pre-IND meeting with the U.S. Food and Drug Administration (“FDA”) for the Neo-Kidney Augment.  We and the FDA have agreed on a good laboratory practice (“GLP”) animal study program required to support an Investigational New Drug (“IND”) filing and initiation of a Phase I clinical trial in chronic kidney disease (“CKD”) patients.  We anticipate we will submit an IND filing for the product candidate during the first half of 2013 and that our Phase 1 trial will provide initial human proof-of-concept data in 2014. We also continue to explore moving our Neo-Kidney Augment forward in Europe using the Advanced Therapy Medicinal Products, or ATMP, pathway, an established European regulatory route for advanced cell based therapies.  We have obtained scientific advice from a European competent authority (Swedish Medicinal Products Agency) and assuming adequate funding is available, we intend to pursue our Neo-Kidney Augment development program in Europe.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of September 30, 2012, we had an accumulated deficit of $243.1 million.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash, cash equivalents and short-term investments at September 30, 2012, were $1.4 million, representing 35.3% of total assets. Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations through May 2013. This period could be shortened if there are any significant increases in planned spending on development programs than anticipated or other unforeseen events.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

In March 2011, we issued warrants to purchase 1,046,102 shares of common stock in connection with a private placement transaction. We valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statements of Operations. The warrants contain a net cash settlement provision under which the warrant holders may require us to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange) or a Delisting, which is deemed to occur when the common stock is no longer listed on a national securities exchange. As of September 30, 2012, the fair value recorded on our balance sheet of $2.1 million exceeded the calculated net cash settlement value of $1.1 million. We will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

Recent Developments

On October 3, 2012, the Company completed a private placement (the 2012 Financing) of $15.0 million aggregate principal amount of notes (the Notes).  The principal amount of Notes includes the exchange of approximately $1.0 million of debt issued by the Company in September 2012.  The Company issued warrants (the 2012 Warrants) to the holders of the Notes to purchase approximately 51.1 million shares of common stock at an initial exercise price of $0.75 per share. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances.

The Notes are convertible under certain circumstances into shares of the Company's common stock at a conversion rate of 1,333 shares per $1,000 of principal amount of the Notes. The conversion rate is subject to adjustment under certain circumstances. The Company may not redeem the Notes.

The Company intends to use the net proceeds of this transaction primarily to fund research and development activities for its two lead programs, including completing enrollment in the Phase 1 clinical trial for its Neo-Urinary Conduit as well as submitting an Investigational New Drug filing to the U.S. Food and Drug Administration for the Company's Neo-Kidney Augment.

In connection with the issuance of the Notes, the Company granted the lenders an option to purchase up to an additional $20.0 million aggregate principal amount of the Notes at any time until June 30, 2013. One of the lenders, Celgene Corporation, secured a right of first negotiation on the Company's Neo-Urinary Conduit program in exchange for receiving fewer warrants than the other lenders.

On September 4, 2012, the Company was notified by NASDAQ of its hearing panel’s determination to delist the Company’s common stock from NASDAQ effective at the open of business on Thursday, September 6, 2012.  This delisting triggered the right of the holders of warrants issued in March 2011 to require the Company to purchase the warrants in exchange for a cash settlement value which was calculated as $0.64 per warrant share. The warrant holders have until December 5, 2012 to present the warrants to the Company.  If all the warrant holders exercise this option, the Company would be required to pay a total cash settlement value of approximately $0.7 million.

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

The following table summarizes our research and development expense for the three and nine months ended September 30, 2011 and 2012 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	Change	2011	2012	Change
Third-party direct program expenses:
Urologic	$121	$195	$74	$550	$535	$(15)
Renal	564	525	(39)	1,676	1,517	(159)
Total third-party direct program expenses	685	720	35	2,226	2,052	(174)
Other research and development expense	2,152	1,718	(434)	7,353	5,869	(1,484)
Total research and development expense	$2,837	$2,438	$(399)	$9,579	$7,921	$(1,658)

From our inception in July 2003 through September 30, 2012, we have incurred research and development expense of $125.8 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 and 2012

Research and Development Expense.  Research and development expense for the three and nine months ended September 30, 2011 and 2012 were comprised of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	Change	2011	2012	Change
Compensation and related expense	$1,395	$1,069	$(326)	$4,975	$3,402	$(1,573)
External services – direct third parties	685	720	35	2,226	2,052	(174)
External services – other	125	76	(49)	270	462	192
Research materials and related expense	207	320	113	762	1,012	250
Facilities and related expense	425	253	(172)	1,346	993	(353)
Total research and development expense	$2,837	$2,438	$(399)	$9,579	$7,921	$(1,658)

Research and development expense were $2.8 million and $2.4 million for the three months ended September 30, 2011 and 2012, respectively, and $9.6 million and $8.0 million for the nine months ended September 30, 2011 and 2012, respectively.  The decrease in research and development expense for the three and nine months ended September 30, 2012 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three and nine months ended September 30, 2011, as well as a reduction in facilities and related expense due to lower recorded rent expense due to the fact that rent expense for the Pennsylvania facility is now recorded in the other expense line on Company’s Statement of Operations.

General and Administrative Expense. General and administrative expense for the three and nine months ended September 30, 2011 and 2012 were comprised of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2011	2012	Change	2011	2012	Change
Compensation and related expense	$739	$541	$(198)	$3,240	$1,695	$(1,545)
Professional fees	520	459	(61)	1,506	1,722	248
Facilities and related expense	56	83	27	227	374	147
Insurance, travel and other expenses	68	115	47	224	226	2
Total general and administrative expense	$1,383	$1,198	$(185)	$5,197	$4,017	$(1,148)

General and administrative expense were $1.4 million and $1.2 million for the three months ended September 30, 2011 and 2012, respectively, and $5.2 million and $4.0 million for the nine months ended September 30, 2011 and 2012, respectively. The decrease in general and administrative expense for the three and nine months ended September 30, 2012 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three and nine months ended September 30, 2011.

Depreciation Expense. Depreciation expense was $0.7 million and $0.1 million for the three months ended September 30, 2011 and 2012, respectively, and $2.8 million and $0.4 million for the nine months ended September 30, 2011 and 2012, respectively. The decrease for the three and nine months ended September 30, 2012 was primarily due to the recording during the fourth quarter of 2011 of an impairment charge, which reduced the carrying value of assets at our East Norriton, Pennsylvania facility. The decrease was also due to a change during the second quarter of 2011 in the estimated useful life of leasehold improvements associated with leased laboratory space in Winston-Salem, North Carolina upon the extension of that lease.

Other Expense. Other expense was $26,000 and $38,000 for the three months ended September 30, 2011 and 2012, respectively, and $1.0 million and $0.1 million for the nine months ended September 30, 2011 and 2012, respectively. During the first quarter of 2011, we recorded a non-cash charge of $0.9 million due to the initial recognition of a lease liability. The liability resulted from a lease agreement entered into in February 2006 that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.

Interest Income (Expense).  Interest income was $12,000 and $1,000 for the three months ended September 30, 2011 and 2012, respectively, and $39,000 and $12,000 for the nine months ended September 30, 2011 and 2012, respectively. The decrease was primarily due to decreased average cash balances. Interest expense was $0.2 million and $0.5 million for the three months ended September 30, 2011 and 2012, respectively, and $0.7 million and $0.8 million for the three months ended September 30, 2011 and 2012, respectively. The increase is primarily due to $0.3 million related to the September 2012 bridge financing that is offset by lower average debt facility balances outstanding in 2012.

Change in Fair Value of Warrant Liability.  During the three and nine months ended September 30, 2012, we recorded a non-cash charge of $0.3 million and a non-cash credit of $0.4 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The increase in fair value for the three months ended Setember 30, 2012 was due to an increase in management's assumption of the probability of a net cash settlement of warrants. The decrease in fair value for the nine months ended September 30, 2012 was primarily due to a decrease in the price per share of our common stock. During the three and nine months ended September 30, 2011, we recorded a non-cash credit of $4.2 million and $14.1 million, respectively, on our statements of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The decrease in fair value was primarily due to a decrease in the price per share of our common stock between the date of issuance of the warrants (March 4, 2011) and March 31, 2011, and between the date of issuance of the warrants (March 4, 2011) and September 30, 2011.

Liquidity and Capital Resources

Source of Liquidity

Cash, cash equivalents and short-term investments at September 30, 2012, were $1.4 million, representing 35.3% of total assets. On October 2, 2012, Company entered into several agreements with certain new and existing investors to provide financing in the form of Senior Secured Convertible Notes (the Notes) of approximately $15 million.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of the Notes, we expect to be able to fund operations through May 2013.  This period could be shortened if there are any significant increases in planned spending on development programs than anticipated or other unforeseen events.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $243.1 million as of September 30, 2012.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity offerings and long-term debt. The following table summarizes our equity funding sources as of September 30, 2012:

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

We have also funded our operations through the use of proceeds received from our long-term debt totaling $40.5 million through September 30, 2012, net of issuance costs. We currently have a working capital note with an outstanding principal of $3.7 million as of September 30, 2012, which borrowings were used for our general working capital needs.

The lease agreement for the Company’s facility in East Norriton, Pennsylvania requires the Company to provide security and restoration deposits totaling $2.2 million to the landlord. The Company has deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on the Company’s balance sheet as of September 30, 2012. As of December 31, 2011 and September 30, 2012, an outstanding letter of credit is satisfying the remaining restoration deposit obligation of $1.2 million. At the end of the lease term, the landlord has the right to require the Company to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit is collateralized by an account held at the bank. The bank recently informed us that it will not renew the letter of credit beyond December 2, 2012. Therefore, we will need to seek a new letter of credit or deposit cash of up to $1.2 million in an account held by the landlord to satisfy our deposit obligation.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2011 and 2012 (in thousands):

	Nine months ended September 30,
	2011	2012	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(17,172)	$(13,399)	$3,773
Investing activities	(11,164)	6,044	17,208
Financing activities	25,627	(515)	(26,142)
Decrease in cash and cash equivalents	$(2,709)	$(7,870)	$(5,161)

Operating Activities
Cash used in operating activities decreased $3.8 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due to the payment of $1.0 million security deposit in the first quarter of 2011 in connection with the lease for our East Norriton, Pennsylvania facility and a reduction in compensation and related expenses resulting from fewer employees as compared to the nine months ended September 30, 2011.

Investing Activities
Cash provided by investing activities increased $17.2 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, primarily due to an increase in net sales and redemptions (net of purchases) of short-term investments of $17.1 million.

Financing Activities
Cash provided by financing activities decreased $26.1 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The 2011 period included net proceeds of $29.0 million received from our March 2011 equity financing.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of our investment activities is to preserve our capital to fund operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality. Due to the nature of these investments, we believe that we are not subject to any material market risk exposure. As of September 30, 2012, we held cash, cash equivalents and short-term investments of $1.4 million.

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

Item 1A.                      Risk Factors

In order to fund our operations, we will need to raise significant amounts of capital.  We may not be able to raise additional capital when necessary or on acceptable terms to us, if at all.

Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations through May 2013. We intend to pursue additional sources of capital to continue our business operations as currently conducted and fund deficits in operating cash flows. There is no assurance that such financing will be available when needed or, if available, on terms acceptable to us. If we do not raise additional capital by May 31, 2013, we may not be able to fund our operations or remain in business. Our future capital requirements will depend on many factors, including:

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

As a result of these factors, among others, we will need to seek additional funding before we are able to generate positive cash flow from operations.  We will need to raise additional funds through collaborative arrangements, public or private sales of debt, equity or equity-linked securities, commercial loan facilities, or some combination thereof.  Additional funding may not be available to us on acceptable terms, or at all.  If we obtain capital through collaborative arrangements, these arrangements could require us to relinquish some rights to our technologies or product candidates and we may become dependent on third parties.  If we raise capital through the sale of equity, or securities convertible into equity, dilution to our then-existing stockholders would result.  If we obtain funding through the incurrence of debt, we would likely become subject to covenants restricting our business activities, and holders of debt instruments would have rights and privileges senior to those of our equity investors.  In addition, servicing the interest and repayment obligations under our current and future borrowings would divert funds that would otherwise be available to support research and development, clinical or commercialization activities.

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, reduce our personnel, or default on our outstanding debt and contractual obligations, any of which could raise substantial doubt about our ability to continue as a going concern and remain in business.

We have a substantial amount of debt and contractual obligations that expose us to risks that could adversely affect our business, operating results and financial condition.

As of October 31, 2012, we had approximately $18.6 million of outstanding debt, which is secured by liens on substantially all of our assets.  Our outstanding debt includes approximately $15 million in Notes issued in the 2012 Financing and a $3.6 million loan from our venture debt lender, Horizon Credit II LLC. Under the terms of the Convertible Notes, beginning January 1, 2013, we are required to make quarterly interest payments in cash or shares of our common stock at 10% per annum. The Notes are due October 2, 2015.  The holders of our Notes also have the right to require us to issue on or before June 30, 2013 up to an additional $20 million of securities.

Under the terms of our loan with Horizon Credit II LLC, we are obligated to make interest-only payments through June 1, 2013, followed by monthly payments of principal and interest at an interest rate of 13% per annum through May 1, 2014.

We expect that the annual principal and interest payments on our outstanding debt will be approximately $3.9 million, $3.3 million, and $16.4 million in 2013, 2014, and 2015, respectively.  The level and nature of our indebtedness could, among other things:

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

The lease agreement for our Pennsylvania manufacturing facility requires us to provide security and restoration deposits totaling $2.2 million to the landlord.  In satisfaction of these security deposit obligations, we have deposited $1 million with the landlord and have secured a $1.2 million letter of credit from a bank in favor of the landlord.  The letter of credit is collateralized by an account held at the bank.  The bank recently informed us that it will not renew the letter of credit beyond December 2, 2012.  Therefore, we will need to seek a new letter of credit or deposit cash of up to $1.2 million in an account held by the landlord to satisfy our deposit obligation.

In November 2011, we made a business decision to restructure our corporate operations, consolidate our operations in our Winston-Salem research and development facility and seek to exit our commercial-scale manufacturing facility.  We currently have three years left under the lease agreement for our commercial-scale manufacturing facility and a net rental obligation of $3.6 million.  While we will seek to sublease or otherwise reduce the net rental obligation of this facility, there can be no assurance that we will be successful in doing so and we will remain contractually liable for the rental obligations under this lease.

Unless we raise substantial additional capital or generate substantial revenue from a licensing transaction or strategic partnership involving one of our product candidates, and there can be no assurance that we will be able to do so, we may not be able to service or repay our debt when it becomes due, in which case our lenders could seek to accelerate payment of all unpaid principal and foreclose on our assets or continue to execute our current business and product development plans.

Any such event would raise substantial doubt about our ability to continue as a going concern and have a material adverse effect on our business, operating results and financial condition.

If we are unable to obtain stockholder approval of an amendment to our certificate of incorporation to increase our authorized shares of common stock, the Convertible Notes will become immediately due and payable and we may be unable to meet our payment obligation.

Under the terms of the warrants issued in our March 2011 private placement (the “2011 Warrants”), the 2012 Warrants, and the Notes, we are required to reserve sufficient shares of common stock to permit the exercise of the 2011 Warrants and 2012 Warrants, the conversion of the Convertible Notes, and the issuance of any shares upon adjustments to these securities. Presently, we do not have sufficient authorized shares of common stock to permit such actions. Therefore, we have agreed to seek stockholder approval in order to amend our certificate of incorporation to increase the number of authorized shares of our common stock and to reserve a sufficient number of shares of common stock to provide for the future exercise of the 2011 Warrants, 2012 Warrants, conversion of the Convertible Notes, and issuance of any shares upon adjustments to these securities. If we fail to obtain stockholder approval by December 1, 2012, we will be in default under the terms of our facility agreement with the holders of the Notes.  In such event, the Notes will become immediately due and payable. If that occurs, we will not be able to pay the amounts due under the Notes and will likely need to seek protection under the U.S. bankruptcy laws.

If we fail to satisfy our registration obligations in connection with the 2012 Financing, we would be required to make certain cash payments to holders of the 2012 Warrants and Convertible Notes.

In connection with the 2012 Financing, we filed a registration statement to register for resale the shares of common stock issuable upon exercise of the 2012 Warrants, the conversion of the Notes, and upon adjustments to the 2012 Warrants and Notes, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations. We are obligated to use our best efforts to cause the initial registration statement to become effective by December 31, 2012.  If any of the shares are unable to be included on the initial registration statement, we have agreed to file subsequent registration statements by certain dates until all the underlying shares have been registered or may be freely tradable. We are obligated to maintain the effectiveness of the registration statements until all the shares are sold or otherwise can be sold without registration and without any restrictions.  If we fail to satisfy our registration obligations or specified filing and effectiveness dates, we must make cash payments to the holders of the 2012 Warrants and the Notes.  Such cash payments would significantly reduce funds available for use in our operations and could adversely affect our business.

Our common stock is currently quoted on the over-the-counter market, which may make it more difficult to resell shares of our common stock.

On September 6, 2012, our common stock ceased trading on the Nasdaq market and became quoted on the OTCQB, an over-the-counter market.  This market lacks the credibility of established stock markets and is characterized by a lack of liquidity, sporadic trading and larger gaps between bid and ask prices. Compared to a seasoned issuer with stock traded on an established market, which typically results in a large and steady volume of trading activity, there may be periods when trading activity in our shares is minimal or nonexistent. In addition, our common stock is deemed to be “penny stock”, which means stock traded at a price less than $5 per share, which will make it unsuitable for some investors to purchase. Furthermore, the SEC imposes additional rules on broker-dealers that recommend the purchase or sale of penny stock. These additional burdens may discourage broker-dealers from effecting transactions in our common stock and may limit the number of stock brokers that are willing to act as market makers for our common stock. As a result, purchasers of our common stock may be unable to resell their shares.

The future sale of our common stock could negatively affect our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at times or prices that we deem appropriate.  As of October 31, 2012, we had 2,466,914 shares of common stock outstanding, and notes and warrants which are convertible and exercisable respectively, into at least 74 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants).  The currently outstanding shares can be freely sold in the public market and some of the shares subject to warrants, upon issuance, may also be freely sold in the public market, subject, in each case, to certain restrictions imposed by federal securities laws on the holders of our shares. In addition, we may pay interest that accrues on our Convertible Notes with shares of freely tradable common stock.

We also currently have under our stock option and equity incentive plans 247,952 shares reserved for issuance related to equity awards granted to our officers, directors and employees and an additional 58,483 shares reserved for issuance, all of which, when issued, may be freely sold in the public market, subject to certain restrictions imposed by federal securities laws on our affiliates.

Concentration of ownership of our outstanding common stock among our executive officers, directors and their affiliates, as well as the concentration of our common stock on a fully-diluted basis among a small number of existing investors, may prevent new investors from influencing significant corporate decisions.

As of October 31, 2012, our executive officers, directors and their affiliates own, in the aggregate, approximately 30% of the 2,466,914 shares of our outstanding common stock.  In addition, our executive officers and directors hold options to purchase 264,503 shares of common stock upon exercising their options at a weighted-average exercise price of $9.19 per share.  Funds and entities affiliated with directors hold Convertible Notes and warrants, which are convertible and exercisable respectively, into at least 3 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants).  Furthermore, a small number of existing investors hold Notes and warrants, which are convertible and exercisable respectively, into at least 74 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants).  The conversion of the convertible notes and exercise of the warrants could lead to substantial dilution to existing and new stockholders.  To the extent we pay interest on our Notes with shares of common stock, the percentage of our outstanding shares held by these investors will increase.  Furthermore, these persons, if acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of investors may not coincide with our interests or the interests of existing stockholders.

If we raise additional capital, certain holders of our 2012 Warrants and Convertible Notes have call options, which, if exercised, could require us to issue a significant number of shares, resulting in substantial dilution to our existing stockholders.

We entered into a securities purchase agreement in connection with the 2012 Financing, which gave the parties thereto the option to purchase up to an additional $20 million in securities on the same terms as the Notes and 2012 Warrants. The conversion price of the convertible notes and exercise price of the warrants issued pursuant to the terms of this call option will be no greater than $0.75 and, may be lower if the conversion price on the Notes and the exercise price of the 2012 Warrants are adjusted pursuant to the terms of such instruments. Therefore, we may be required to issue a significant number of shares which could result in substantial dilution to our existing stockholders.

Certain provisions of the securities issued in connection with our March 2011 private placement and 2012 Financing provide for preferential treatment to the holders of the securities and could impede a sale of the Company.

The 2011 Warrants and the 2012 Warrants give each holder the option to receive a cash payment based on a Black-Scholes valuation of the warrant upon a change in control of the Company. In the case of the 2011 Warrants, the method of calculating the Black-Scholes value, includes the requirement to calculate the Black-Scholes value using a minimum volatility of 100%.  In the case of the 2012 Warrants, the Black-Scholes value must be calculated using an average historical volatility for certain trading day periods.  The cash payment could be greater than the consideration that our other equity holders would receive in a change in control transaction.  In addition, holders of the Notes and the 2012 Warrants have the option to require us to redeem these securities upon a change in control transaction. The provisions of the 2011 Warrants, 2012 Warrants and the Notes could make a change in control transaction more expensive for a potential acquirer and could negatively impact our ability to pursue and consummate such a transaction.

Certain holders of our 2011 Warrants may not agree with our application of the adjustment provisions in the 2011 Warrants, which if not resolved, could lead to further dilution and serve as a distraction to our management personnel.

The 2011 Warrants contain anti-dilution provisions which were triggered upon the consummation of the 2012 Financing.  We recently sent a notice to the holders of the 2011 Warrants detailing the Company's determination of what is the appropriate adjustment to the exercise price and number of warrant shares.  We are aware of one holder of the 2011 Warrants that has indicated that they disagree with our interpretation of the anti-dilution adjustment to the 2011 Warrants.  If the position of this holder of the 2011 Warrants was determined to be correct, existing stockholders would experience additional dilution.  Furthermore, in the event such holder were to choose to litigate the interpretation of these provisions of the 2011 Warrants, such litigation could be costly and a distraction to our management personnel.

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

The following table provides information with respect to the shares withheld by the Company during the nine months ended September 30, 2012, to satisfy these obligations to the extent employees elected for the Company to withhold such shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2012 – January 31, 2012	—	$—
February 1, 2012 – February 29, 2012	878	6.10
March 1, 2012 – March 31, 2012	—	—
April 1, 2012 – April 30, 2012	—	—
May 1, 2012 – May 31, 2012	—	—
June 1, 2012 – June 30, 2012	—	—
July 1, 2012 – July 31, 2012	—	—
August 1, 2012 – August 31, 2012	—	—
September 1, 2012 – September 30, 2012	—	—
Total	878	$6.10

Item 3.                                Defaults Upon Senior Securities.

None

Item 4.                                Mine and Safety Disclosures.

Not applicable

Item 5.                                Other Information.

None

Item 6.                                Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description
3.1	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation, effective 12:01 a.m. June 14, 2012 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 5, 2012)
4.1	Form of Demand Note issued September 7, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012)
4.2	Form of Senior Secured Convertible Note issued October 2, 2012 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)
4.3	Form of Warrant issued October 2, 2012 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 4, 2012)
4.4	Amended and Restated Secured Promissory Note issued as of September 1, 2012(Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 4, 2012)
10.1
Securities Purchase Agreement by and between Tengion, Inc. and the investors party thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.2
Facility Agreement by and between Tengion, Inc. and the lenders party thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.3
Security Agreement by and between Tengion, Inc. and the secured parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.4
Registration Rights Agreement by and between Tengion, Inc. and the parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.5
Escrow Agreement by and between Tengion, Inc., Ballard Spahr LLP as escrow agent, and the parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.6
Right of First Negotiation Agreement by and between Tengion, Inc. and Celgene Corporation, dated October 2, 2012 (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.7
First Amendment of Venture Loan and Security Agreement by and between Tengion, Inc., Horizon Credit II LLC and Horizon Technology Finance Corporation, dated October 2, 2012 (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.8
Joinder Agreement by and between Tengion, Inc. and Horizon Credit II LLC, dated October 2, 2012 (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

10.9
Termination Agreement by and between Tengion, Inc. and Medtronic, Inc., dated October 2, 2012 (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 4, 2012)

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.**

*      Filed herewith
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

TENGION, INC.

Date: November 14, 2012	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)