Form 10-K/A
period 2011-12-31
TENGION INC
filed 2013-01-09
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
(Amendment No. 2)

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes [  ]    No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 was $19,786,913.  This calculation excludes 732,049 shares held on June 30, 2011 by directors, executive officers and affiliates.  As of January 7, 2013, there were 2,466,914 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 originally filed on March 28, 2012, as amended by Amendment No. 1 filed on April 24, 2012 (the “Original Filing”).  Due to a clerical error, we failed to provide the entire certification as required by Item 601(b)(31).  This Amendment corrects the certification required by Item 601(b)(31).

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date filed, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

PART II – OTHER INFORMATION

Item 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description_____________________________________________________________________

31.1	Certification of John L. Miclot, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

31.2
Certification of A. Brian Davis, Chief Financial Officer and Vice President of Finance of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TENGION, INC.

Date: January 9, 2013	By:	/s/ John L. Miclot
John L. Miclot
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated below.

Signature	Title	Date
/s/ John L. Miclot John L. Miclot	President and Chief Executive Officer, Director (Principal Executive Officer)	January 9, 2013
/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	January 9, 2013
* David I. Scheer	Chairman of the Board of Directors	January 9, 2013
* Carl-Johan Dalsgaard, M.D., Ph.D.	Director	January 9, 2013
* Diane K. Jorkasky, M.D.	Director	January 9, 2013
* Richard E. Kuntz, M.D., M.Sc.	Director	January 9, 2013
* Lorin J. Randall	Director	January 9, 2013

* By:	/s/ A. Brian Davis
A. Brian Davis
Attorney-in-fact