Form 10-Q/A
period 2012-03-31
TENGION INC
filed 2013-01-09
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 originally filed on May 10, 2012 (the “Original Filing”).  Due to a clerical error, we failed to include reference to internal controls over financial reporting in the introductory paragraph to item 4 and item 4(b) as required by Item 601(b)(31), and we duplicated item 4(d).  This Amendment corrects the certification as required by Item 601(b)(31).

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

TENGION, INC.

Date: January 9, 2013	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: January 9, 2013	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)