Form 10-Q/A
period 2012-06-30
TENGION INC
filed 2013-01-09
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ]	For the quarterly period ended June 30, 2012

OR

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 originally filed on August 14, 2012 (the “Original Filing”).  Due to a clerical error, we failed to include reference to internal controls over financial reporting in the introductory paragraph to item 4 and item 4(b) as required by Item 601(b)(31), and we duplicated item 4(d).  This Amendment corrects the certification as required by Item 601(b)(31).

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date filed, and we have not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing date of the Original Filing.

PART II – OTHER INFORMATION

Item 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

31.1	Certification of John L. Miclot, President and Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)/15d-14(a) certification).

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