Form 10-Q/A
period 2012-09-30
TENGION INC
filed 2013-01-09
CIK 1296391

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

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 originally filed on November 14, 2012 (the “Original Filing”).  Due to a clerical error, we failed to include reference to internal controls over financial reporting in the introductory paragraph to item 4 and item 4(b) as required by Item 601(b)(31), and we duplicated item 4(d).  This Amendment corrects the certification as required by Item 601(b)(31).

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