Form 10-Q/A
period 2012-03-31
TENGION INC
filed 2013-02-08
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 2)

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
Yes ☐    No  ☒

As of February 5, 2013, there were 2,536,914 shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012 originally filed on May 10, 2012, as amended on January 9, 2013 (the “Original Filing”).  This Amendment attaches the correct certifications as required by Item 601(b)(31) to the full Quarterly Report.

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

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Mine and Safety Disclosures.

Not applicable

Item 5.  Other Information.

None

Item 6.  Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Amended and Restated Management Severance Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2012).#

10.2	Tengion, Inc. Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on May 10, 2012).#

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal and Financial Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements. Such materials were previously filed or furnished on Registrant's Quarterly Report on Form 10-Q filed on May 10, 2012.**

*      Filed herewith
#      Indicates a management contract or any compensatory plan, contract or arrangement.
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGION, INC.

Date: February 8, 2013	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: February 8, 2013	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)