Form 10-Q/A
period 2012-06-30
TENGION INC
filed 2013-02-08
CIK 1296391

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-Q (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 originally filed on August 14, 2012, as amended on January 9, 2013 (the “Original Filing”).  This Amended Quarterly Report attaches the correct certifications as required by Item 601(b)(31) to the full Quarterly Report.

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

101
The following materials for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements. Such materials were previously filed or furnished on Registrant's Quarterly Report on Form 10-Q filed on August 14, 2012.**

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