Form 10-K
period 2012-12-31
TENGION INC
filed 2013-03-28
CIK 1296391

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act

Title of each Class	Name of Exchange on which Registered
Common Stock, par value $0.001 per share	OTC Markets, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes	No ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2012 was $5,030,184.  This calculation excludes 761,767 shares held on June 30, 2012 by the registrant’s directors and executive officers and by each other person who may be deemed to be an affiliate.  As of March 22, 2013, there were 3,119,718 shares of the registrant’s common stock outstanding.

TENGION, INC.
FORM 10-K

PART II

SIGNATURES

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

Item 1.    Business

Overview

Tengion, Inc. is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using our Organ Regeneration Platform, we create these neo-organs using a patient’s own cells, or autologous cells.  We believe our proprietary product candidates harness the intrinsic regenerative pathways of the body to regenerate a range of native-like organs and tissues.  Our product candidates are intended to delay or eliminate the need for chronic disease therapies, organ transplantation, and the administration of anti-rejection medications.  In addition, our neo-organs are designed to replace the need to substitute other tissues of the body for a purpose to which they are poorly suited.

Building on our clinical and preclinical experience, we are initially leveraging our Organ Regeneration Platform to develop our Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion and our Neo-Kidney Augment for patients with advanced chronic kidney disease.

Our Neo-Urinary Conduit is intended to replace the use of bowel tissue in bladder cancer patients requiring a non-continent urinary diversion after bladder removal surgery, or cystectomy.  We are able to manufacture our Neo-Urinary Conduit using a proprietary process that takes four weeks or less and uses smooth muscle cells derived from a routine biopsy.  We are currently conducting a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study, which is currently expected to enroll up to ten patients.  In the first quarter of 2013, we enrolled the seventh patient in this trial.  Surgeons from three new clinical sites attended the surgery for the seventh patient for training purposes and those clinical sites are now actively recruiting patients.  In October 2012, we announced the death of two patients enrolled in our Neo-Urinary Conduit Phase I clinical trial.  One patient died of metastatic bladder cancer and the other died of cardiopulmonary arrest following a myocardial infarction, or heart attack.  Each of these patients’ Neo-Urinary Conduits was properly functioning at the time of their death.  Both patients died due to afflictions unrelated to the Neo-Urinary Conduit or the surgical procedure.  We notified the Data Safety Monitoring Board of these events and the Phase I clinical trial is ongoing.  In March 2013, we announced that one patient enrolled in the trial for ten months, who had metastases prior to implantation, had developed metastatic bladder cancer requiring chemotherapy.  In order to permit the entire therapeutic approach with this patient to be consistent with the current standard of care, the Neo-Urinary Conduit has been removed and replaced with an ileal conduit. W e and our clinical investigators believe that the surgical technique used in animal models has been successfully translated to humans.  We are actively recruiting patients for the Phase I clinical trial of our Neo-Urinary Conduit product candidate.  Seven patients have been implanted with the Neo-Urinary Conduit to date and we are focused on completing implantation of the remaining three patients in the trial and then working with the U.S. Food and Drug Administration (FDA) during 2013 to plan for a potential Phase 2/3 clinical trial of this product candidate.

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease.  Our Neo-Kidney Augment is based on our proprietary technology, which uses the patient’s cells, procured by a needle biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue.  In April 2012, we completed a successful Pre-IND meeting with the U.S. Food and Drug Administration (“FDA”) for the Neo-Kidney Augment.  We and the FDA have agreed on a good laboratory practice (“GLP”) animal study program required to support an Investigational New Drug (“IND”) filing and initiation of a Phase I clinical trial in chronic kidney disease (“CKD”) patients.  We anticipate initiating two clinical trials in 2013 to dose CKD patients with our Neo-Kidney Augment. We filed a Clinical Trial Application ("CTA") with the Medical Products Agency ("MPA") in Europe during the first quarter of 2013.  We received MPA approval of the CTA on March 26, 2013 and expect to commence a clinical trial in CKD patients in Sweden during the second quarter of 2013.  We plan to file an IND with FDA during the second quarter of 2013 and commence a clinical trial in CKD patients during the fourth quarter of 2013.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of December 31, 2012, we had an accumulated deficit of $247.2 million.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

We were incorporated in Delaware in 2003.  Our corporate headquarters are located at 3929 Westpoint Boulevard, Suite G, Winston-Salem, North Carolina and our telephone number is (336) 722-5855.

Our Organ Regeneration Platform

Our Organ Regeneration Platform involves testing different combinations of cell types and biomaterials.  We believe this approach enables us to identify accurately the mixture of various cell types and biomaterials for a specific organ necessary to elicit a regenerative response.  We own or license 19 U.S. patents and patent applications and over 100 international patents and filings related to our Organ Regeneration Platform and product candidates.  The organ regeneration process enabled by our proprietary Organ Regeneration Platform involves the following steps:

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

•
Seeding and growth.  Once we have completed our cell expansion process, we combine those cells with a biomaterial to stabilize and form our product candidate.  Depending upon the type of neo-organ being created, we use biomaterials that, when combined with the isolated and expanded cell populations, promote the desired regenerative outcome.  We select the type of material based upon our knowledge of the organ or tissue we are seeking to regenerate and extensive testing to determine the optimal material characteristics, treatment, and shape that will encourage cell growth and catalyze the body’s regenerative power.  Composition and design of the biomaterials are essential elements of our technology that help promote native-like tissue regeneration.  The expanded cell populations and selected biomaterial are formulated, using our proprietary bioprocesses, packaged, and then shipped to the patient’s physician ready for implantation.

•
Implantation.  The neo-organ is typically shipped from our manufacturing facility to the patient’s physician within four weeks after we receive the patient’s biopsy.  Both before and during the initial clinical trial for our product candidates, we collaborate with a small number of key opinion leaders to translate the surgical procedure used in preclinical studies for use in humans.

•
Regeneration.  Based on data from preclinical and clinical studies, we believe that our neo-organs serve as a catalyst for the body to regenerate native-like organs and tissues.  Native tissue supporting structure, for example blood vessels, grows into the implanted neo-organ and the biomaterial is absorbed by the body.  In preclinical tests, we have observed that the newly grown tissue integrates with its surroundings and becomes substantially indistinguishable over time from the native tissue.  We have also observed that, in this regenerative process, the body regulates the growth and development of the organ to ensure that it is not under- or over-developed. Similarly, the neo-organ takes on native-like functional activities.

Our Strategy

Our goal is to become the leading regenerative medicine company focused on the development and commercialization of neo-organs for a variety of diseases and disorders.  To achieve this objective, we intend to:

•
Advance the Neo-Urinary Conduit.  We have an active IND for our Neo-Urinary Conduit and are currently conducting a Phase I clinical trial in bladder cancer patients who require removal of their bladders and are in need of a urinary diversion.  In the first quarter of 2013, we enrolled the seventh patient in this trial.  Surgeons from three new clinical sites attended the surgery for the seventh patient for training purposes and those clinical sites are now actively recruiting patients.  We are focused on completing implantation of the remaining three patients in the trial and then working with the FDA during 2013 to plan for a potential Phase 2/3 clinical trial of this product candidate.

•
Advance the Neo-Kidney Augment.  We are devoting a significant portion of our resources and business efforts to our Neo-Kidney Augment development program.  In April 2012, we completed a successful Pre-IND meeting with the FDA for the Neo-Kidney Augment.  We and the FDA have agreed on a GLP animal study program required to support an IND filing and initiation of a Phase I clinical trial in CKD patients.  We anticipate initiating two clinical trials in 2013 to dose CKD patients with our Neo-Kidney Augment.  We filed a CTA with the MPA in Europe during the first quarter of 2013.  We received MPA approval of the CTA on March 26, 2013 and expect to commence a clinical trial in CKD patients in Sweden during the second quarter of 2013.  We plan to file an IND with FDA during the second quarter of 2013 and commence a clinical trial in CKD patients during the fourth quarter of 2013.

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

Neo-Urinary Conduit

Our Neo-Urinary Conduit is a combination of autologous smooth muscle cells and bioabsorbable scaffold that is intended to catalyze regeneration of a native urinary tissue conduit, passively transporting urine from the ureters, through a stoma, or hole in the abdomen, into a standard ostomy bag.  We expect that it will be a safe and effective alternative to the creation of a urinary diversion from bowel tissue after bladder removal.  Our Neo-Urinary Conduit is intended to avoid complications such as bowel obstruction, urine absorption, infection and mucus secretion associated with the use of bowel tissue in the urinary tract, as well as the potential surgical issues that arise from the procedure involved in harvesting bowel tissue.  We produce our Neo-Urinary Conduit using smooth muscle cells from a routine fat biopsy and not cells from the diseased bladder, eliminating the risk of reintroducing cancerous cells from the bladder into the patient.

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

Market Overview

The following table indicates the number of urinary conduit procedures performed per year in the United States and the European Union.

Estimated Surgical Procedures Per Year	United States(1)	European Union(2)
Urinary Conduit
Cancer	12,000	10,800
Other	2,000	2,300
Total Urinary Conduit Procedures	14,000	13,100
_______________________
Sources:
(1)	Based on interviews and analysis by an independent third party consultant.
(2)	EU: Government data sources for the United Kingdom, France and Germany; other EU countries estimated from population census.

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

Limitations of Current Therapies

There are many complications associated with the current standard of care surgery to remove or repair the bladder, such as adhesions and obstructions.  In the case of traditional surgery to construct a conduit for urine to exit from the body into an ostomy bag, complications such as ureteral detachment, ureteral stricture and hydroureter / hydronephrosis, or swelling in the ureters or kidneys resulting from the backup of urine, are related to the attachment of the ureters to the conduit.  Other complications, such as stomal stenosis, involve the attachment of the conduit to the abdominal wall.

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

•
Metabolic issues.  Use of bowel tissue often leads to electrolyte and metabolic imbalances, which can cause bone loss.  Certain drugs taken by the patient may be reabsorbed by the implanted bowel tissue, potentially leading to unintended levels of toxins.  The exposure of an intestinal surface to urine may also result in the inappropriate absorption of ammonium, chloride and hydrogen ions as well as potassium loss, leading to chronic metabolic abnormalities.

•
Infection.  Persistent and recurrent infections are common in patients with bowel tissue reconstruction.  For example, based upon an article entitled “Long Term Outcome of Ileal Conduit Diversion” by S. Madersbacher, et al., which appeared in the Journal of Urology in 2003, as many as 23% of patients with bowel tissue conduits have recurrent urinary tract infections, or UTIs, and according to “Use of intestinal segments in urinary diversion” by D. M. Dahl and W. S. McDougal in Campbell-Walsh Urology in 2007, approximately 10% to 17% of bowel tissue conduit patients have UTIs that reach the kidney.  Bacteria normally found in bowel tissue can serve as a source of infection and septic complications when repositioned into the urinary tract.  One of the consequences of persistent infection is the development of stones, which are hard masses that can cause pain, bleeding, obstruction of urine, and infections and damage to the kidneys.

•	Mucus. Bowel tissue repositioned in the urinary tract secretes mucus into the urine. Mucus increases the risk of stone formation and the viscosity of urine leading to hydronephrosis.

•	Cancer. Malignancy, although rare, is a well-recognized complication following enterocystoplasty and other reconstructive surgeries that incorporate bowel segments into the genitourinary tract.

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

Principal observations of our Neo-Urinary Conduit in preclinical animal models have shown that:

•	Implantation of our Neo-Urinary Conduit created from fat-derived smooth muscle cells results in the formation of a functional conduit.

•	By three months post-implantation, the scaffold is no longer present and is replaced by a tri-layered native-like urinary tissue consisting of urothelium, submucosa and smooth muscle cells.

•	There is no evidence of abnormal cell growth, tissue development or adverse immune response, or adverse systemic effects in response to the biomaterials, autologous cells, or our Neo-Urinary Conduit.

•
Our Neo-Urinary Conduit regenerates native-like urinary tissue with complete mucosal lining at the ureteral and skin junctions.  The function of the regenerated urinary tissue is similar to native urinary tissue in that it allows elimination of urine in a water-tight fashion and does not absorb urine or secrete mucus or electrolytes.

These preclinical animal studies suggest that by using current standards of clinical care and specific surgical and post-operative procedures associated with urinary conduits, our Neo-Urinary Conduit may be safe and effective for treating patients who have had their bladders removed.

Clinical Development Plan

We have an active IND for our Neo-Urinary Conduit and commenced a Phase I study in March 2010.  The program is designed to provide data to support the use of our Neo-Urinary Conduit in patients who are undergoing bladder removal due to bladder cancer.  The FDA has granted the Neo-Urinary Conduit “Orphan Product” designation.

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

In addition, this trial is intended to allow our investigators to optimize the post-surgical care of patients.   A limited number of clinical centers are being utilized to minimize variations in surgical technique and provide the most controlled setting in which the surgical approach is optimized through working with a clinical investigator.  We have designed the trial to allow for close observation and assessment of any treatment or procedure-related complications, post-operative recovery, tolerability, and safety.

To date, seven patients have been enrolled and implanted in the clinical trial.  Data from the first three of these patients allowed clinical investigators to design surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply.  The complications that arose with each of these patients were resolved successfully and, following new surgeries to construct a urinary diversion using bowel tissue, all three patients recovered well.  In October 2012, we announced the death of two patients enrolled in our Neo-Urinary Conduit Phase I clinical trial.  One patient died of metastatic bladder cancer and the other died of cardiopulmonary arrest following a myocardial infarction, or heart attack.  Each of these patients’ Neo-Urinary Conduits was properly functioning at the time of their death.  Both patients died due to afflictions unrelated to the Neo-Urinary Conduit or the surgical procedure.  In March 2013, we announced that one patient enrolled in the trial for ten months, who had metastases prior to implantation, has developed metastatic bladder cancer and is in need of chemotherapy.  In order to ensure that the entire therapeutic approach with this patient is consistent with the current standard of care, the Neo-Urinary Conduit has been removed and replaced with an ileal conduit. We and our clinical investigators believe that the surgical technique used in animal models has now been successfully translated to humans.  We are actively recruiting patients for the Phase I clinical trial of our Neo-Urinary Conduit product candidate. We are focused on completing implantation of the remaining three patients in the trial and then working with the FDA during 2013 to plan for a potential Phase 2/3 clinical trial of this product candidate.

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

The Tengion Neo-Kidney Augment

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease, or CKD.  Our Neo-Kidney Augment is based on our proprietary technology, which is expected to use the patient’s cells, procured by a needle biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue.  We submitted a pre-IND filing with FDA for this program in February 2012 and met with FDA in March 2012 to define the GLP program necessary to enter into a Phase I clinical trial in the U.S. in patients with chronic kidney disease.  We anticipate initiating two clinical trials in 2013 to dose CKD patients with our Neo-Kidney Augment.  We filed a CTA in Europe during the first quarter of 2013 that received MPA approval on March 26, 2013 and plan to commence a clinical trial in CKD patients in Sweden during the second quarter of 2013.  We plan to file an IND with FDA during the second quarter of 2013 and commence a clinical trial in CKD patients during the fourth quarter of 2013.

Neo-Kidney Augment Clinical Development Plan

The Neo-Kidney Augment is being developed as an Advanced Therapy Medicinal Product (ATMP) in Europe and as a biologic under CBER with assistance from CDRH in the U.S.  During the first quarter of 2013, we filed a Clinical Trial Application (CTA) with the Medical Products Agency (MPA) in Sweden to initiate a Phase 1 clinical trial to evaluate safety and delivery of its Neo-Kidney Augment product in up to five patients with chronic kidney disease (CKD).  The protocol submitted in the CTA is a first-in-human (FIH) trial designed to assess the safety and delivery optimization of NKA in three-to-five patients enrolled at the Karolinska University Hospital Huddinge in Stockholm, Sweden.  We received MPA approval of the CTA on March 26, 2013 and we expect to initiate a Phase 1 trial in Sweden in the second quarter of 2013.  We also expect to submit an IND filing for the Neo-Kidney Augment to the FDA during the second quarter of 2013.  The U.S. clinical trial in anticipated to be a Phase 1b/2a randomized, repeat-dose and dose escalation study designed to assess the safety and preliminary efficacy of Neo-Kidney Augment implantation in patients with CKD.  The first cohort of patients (Phase 1b) would be enrolled at three-to-five clinical centers before expanding the study to a greater number of centers in the US for Phase 2a trial that would initiate in 2014.  Following FDA approval of the IND, we expect to initiate a Phase 1 clinical trial in the U.S. in the fourth quarter of 2013 and anticipate that this trial will provide initial human proof-of-concept data in 2014.

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

Our Solution

Through our Organ Regeneration Platform, we have identified a specific combination of renal cells that provides the foundation for the Neo-Kidney Augment and are currently optimizing the formulation to achieve the desired product profile.  We obtain cells through a routine needle biopsy of the kidney and, using our Organ Regeneration Platform, we are able to produce our Neo-Kidney Augment grown from these cells in as short as four weeks from biopsy receipt.

This product development program has demonstrated function in multiple animal models.  We have isolated and characterized the necessary cells from both healthy and diseased human kidneys, which we believe supports translation of this approach to human patients. In our animal studies, diseased kidney function was improved by the selected regenerative cells that form the active biological component of our Neo-Kidney Augment.  In these studies, renal function was shown to be enhanced as early as seven weeks after implantation and was associated with improvements to functional kidney mass as indicated by improved or stabilized kidney filtration, reduced urinary protein loss, and enhanced urine concentrating ability.  Systemic functions controlled by the kidney were also improved including metabolic condition (electrolyte and mineral balance), blood pressure, weight gain and correction of anemia.  Improved survival was demonstrated in two animal models which were followed up to one year.  In one animal study, selected regenerative cells taken from human kidneys were able to improve kidney function of chronically diseased kidneys.

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

We have also evaluated the regenerative effects of the Neo-Kidney Augment in a canine model of kidney mass reduction and CKD with assessment of up to one year durability. We have demonstrated significantly reduced proteinuria (a clinically accepted marker of risk for progression of CKD).  We also demonstrated a direct reduction of CKD linked kidney tissue damage (interstitial, tubular and glomerular degeneration). Since proteinuria is considered to be an early indicator of and a contributor to progression of human and canine CKD, these results provided additional support for continued development of the Neo-Kidney Augment product.

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

Intellectual Property

We have established a patent position surrounding our technology and product candidates in regenerative medicine.  As of February 5, 2013, we owned three issued U.S. patents and had licenses to 18 issued U.S. patents, 16 of which are exclusive and two of which are non-exclusive.  We also have 16 U.S. patent applications and international Patent Cooperation Treaty (PCT) applications, and over 100 foreign patents and patent applications.  The patent portfolio owned by us relates to the composition, design and methods of manufacture for our Neo-Urinary Conduit, Neo-Bladder Replacement and Neo-Bladder Augment product candidates, as well as technological advances associated with our Neo-Kidney Augment, Neo-Vessel Replacement, and Neo-GI Augment development programs.  The licensed patent portfolio relates to technology developed by scientists and researchers associated with Children’s Medical Center Corporation and Wake Forest University Health Sciences.  Also included within our portfolio are patents that address an array of regenerative medicine and tissue engineering technologies and product candidates outside the scope of our current product pipeline.  In addition to our patent portfolio, we have developed proprietary information, trade secrets and know-how in the development and manufacture of neo-organs.  We are committed to protecting our intellectual property position and to aggressively pursue our patent portfolio as well as the protection of our proprietary information, know-how and trade secrets.

Our Patent Portfolio

Our urologic product candidates currently include our Neo-Urinary Conduit, our Neo-Bladder Replacement, and our Neo-Bladder Augment.  Our urologic-related patent portfolio is currently composed of 15 issued U.S. patents; four granted European patents, which have been validated in 12 European countries; 11 issued patents in other foreign jurisdictions; five pending U.S. non-provisional patent applications; and 29 pending foreign patent applications, all of which relate to a PCT application.  We own two and have licensed 13 of the issued patents.  We own four of the U.S. non-provisional patent applications and 26 of the foreign patent applications.  We have licensed all of the other pending applications.

The issued U.S. patents, which will expire between 2013 and 2031, contain claims directed to urinary conduit constructs, organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; methods of making the same, and methods of treatment using the same.  If claims in the pending U.S. patent applications covering urinary conduit constructs, methods for producing the same, and methods of treatment using the same; methods of treatment using laminarly organized luminal organ or tissue structure constructs; and methods for correcting tissue defects in urological structures, are allowed, they would expire between 2018 and 2031.  The granted European patents, which will expire between 2018 and 2020, contain claims directed to organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; and methods of making and using the same.  The pending foreign and U.S. applications contain claims directed to urinary conduit constructs, organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; methods of making and using the same; and rational design of regenerative medicine products.  These patent applications, if issued, will expire between 2019 and 2031.

Our gastrointestinal (GI) development program is our Neo-GI Augment.  Our GI-related patent portfolio is currently composed of one pending U.S. patent application and seven foreign patent applications owned by us.  If claims issue from patent applications filed from the PCT application, they will expire in 2031.

Our renal development program is our Neo-Kidney Augment.  Our renal-related patent portfolio is currently composed of 11 issued U.S. patents; five granted European patents, which have been validated in 12 European countries; 15 issued patents in other foreign jurisdictions; eight pending U.S. non-provisional patent applications; two pending PCT applications; and 35 pending foreign patent applications, 33 of which relate to a PCT application.  We own one and have licensed all of the other issued patents.  We own three of the U.S. non-provisional patent applications, both of the PCT applications and 21 of the foreign applications.  We have licensed all of the other pending applications.

The issued U.S. patents, which will expire between 2013 and 2030, contain claims directed to renal cell admixtures, prosthetic kidneys, organ constructs, cell-matrix structures, organ scaffolds; methods of making the same, and methods of treatment using the same.  If claims in the pending U.S. patent applications covering renal cell preparations and augmentation constructs, methods for producing the same, methods of treatment using the same, and rational design of regenerative medicine products are allowed, they would expire between 2019 and 2030.  The granted European patents, which will expire between 2017 and 2022, contain claims directed to prosthetic kidneys, organ constructs, cell-matrix structures, organ scaffolds; and methods of making and using the same.  The pending PCT and foreign applications contain claims directed to renal cell preparations and augmentation constructs, methods for producing and using the same; renal cell formulations and drug screening assays.  These patent applications, if issued, will expire between 2019 and 2032.

Our vascular development program is our Neo-Vessel Replacement.  Our vessel-related patent portfolio is currently composed of two pending U.S. non-provisional patent applications, and 14 pending foreign patent applications.  We own each of the pending applications.  If claims in our pending patent applications covering tissue engineering scaffolds having a mechanical response to stress and strain substantially similar to that of a response by a native blood vessel, and methods of making the same, are allowed, they would expire in 2031.

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

Under the license agreement, we are required to make payments to CMCC for accrued and continuing patent prosecution costs and also upon the achievement of certain development and sales milestones as well as certain consideration received from a sublicensee.  If we develop and obtain regulatory approval of a licensed product in each of the four subfields, we will be required to pay CMCC development milestones aggregating approximately $6.9 million.  Also, if cumulative net sales of all licensed products reach a certain level, we will be required to make a one-time sales milestone payment of $2.0 million.  We have previously paid a license issue fee of $175,000 and $350,000 of development milestones to CMCC and as of December 31, 2012, we did not owe any milestone payments to CMCC under the license agreement.  A portion of the milestone payments we make will be credited against our future royalty payments.  We must pay CMCC royalties in the mid-single digit range based on net sales of licensed products as defined in the agreement by us, our affiliates and our sublicensees, which royalties will be reduced for certain amounts we are required to pay to license patents or intellectual property from third parties and under certain circumstances if there is a competing product.  No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless we advised CMCC not to file for patent protection in that country and later choose to market and sell licensed products in such country.  The license agreement, and our obligation to pay royalties terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

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

Under the license agreement, we also issued WFUHS a warrant to purchase 320 shares of our common stock through January 1, 2016 at an exercise of $23.20 per share and are required to pay WFUHS a percentage of certain consideration received from a sublicensee.  We are required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after we initiate the first animal study conducted under cGLP, with respect to such product.  These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties we are obligated to pay to WFUHS for such product.  In addition, we are required to pay WFUHS royalties in the low- to mid-single digit range based on net sales of licensed products in all countries.  With respect to any product covered by an improvement patent, our obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last-to-expire patent covering such product.

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

Medtronic Right of First Refusal and Right of First Negotiation Agreement

On March 1, 2011, we entered into a Right of First Refusal and Right of First Negotiation Agreement with Medtronic, Inc. pursuant to which we granted Medtronic a right of first refusal to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to our Neo-Kidney Augment program (an NKA transaction) until October 31, 2013.  On October 2, 2012, we and Medtronic mutually terminated this agreement.

Celgene Right of First Negotiation

On October 2, 2012, we entered into a Right of First Negotiation Agreement with Celgene Corporation ("Celgene"), pursuant to which we granted Celgene a right of first negotiation to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to our Neo-Urinary Conduit program.  In consideration for receiving rights under this agreement, Celgene agreed to receive a warrant to purchase 50% fewer shares in connection with our October 2012 private placement than otherwise would have been issued to Celgene.  In the event of a change in control of the Company, the agreement and all of Celgene’s rights pursuant thereto will automatically terminate in all respects and be of no further force and effect.

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

FDA Approval Process

Our neo-organs will require approval from the FDA and corresponding agencies in other countries before they can be marketed.  The FDA regulates human therapeutic products in one of three broad categories: biologics, drugs, or medical devices.  Our product candidates that are currently under development are combination products having features of both a biologic and a medical device.  The FDA has determined that the primary mode of action for our Neo-Urinary Conduit is cellular and, therefore, they will be regulated as biologics.  We currently believe other neo-organs that we develop will also be regulated as biologics and will therefore require approval via a Biologics License Application, or BLA.  The FDA regulates biological products under both the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, and implementing regulations for both statutes.  The FDA generally requires the following steps for pre-market approval or licensure of a new biological product:

•
completion of preclinical laboratory and animal tests conducted in compliance with FDA’s Good Laboratory Practice, or GLP, requirements and applicable requirements for the humane use of laboratory animals, to assess a product’s biological activity, biocompatibility and to identify potential safety problems and to characterize and document the product’s manufacturing controls and stability;

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

•
completion of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product for its intended indication conducted in compliance with the FDA’s Good Clinical Practice, or GCP, requirements, as well as any additional requirements for the protection of human research subjects and their health information;

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

Typically, clinical testing involves a three-phase process although the phases may overlap.  Generally, Phase I clinical trials are conducted in a small number of healthy volunteers or patients, except in circumstances where clinical testing would be not appropriate in healthy volunteers, as is the case with our product candidates, and are designed to provide information about product safety.  In Phase II, clinical trials are conducted with groups of patients afflicted with a specific disease in order to determine optimal dose, preliminary efficacy and expanded evidence of safety.  Phase III clinical trials are generally large-scale, multi-center, comparative trials conducted with patients afflicted with a target disease in order to provide statistically valid proof of efficacy, as well as safety and potency.  In some circumstances, the FDA may require Phase IV or post-marketing trials if it feels that additional information needs to be collected about the product after it is on the market, particularly for long term safety follow up.  During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical trial investigators.  Progress reports detailing the results of clinical trials must be submitted at least annually to the FDA.  The FDA may, at its discretion, re-evaluate, alter, suspend, or terminate the testing based upon the data which have been accumulated to that point and its assessment of the risk/benefit ratio to the patient.  Monitoring all aspects of clinical trials to minimize risks is a continuing obligation and process.  All serious and unexpected adverse events that are deemed to be associated with the product must be reported to the FDA in written IND safety reports.

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

The process of obtaining marketing approval is lengthy, uncertain, and requires the expenditure of substantial resources.  Each BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments.  The FDA adjusts the PDUFA user fees on an annual basis.  According to the FDA’s fee schedule, effective through September 30, 2013, the user fee for an application requiring clinical data, such as a BLA, is $1,958,800.  PDUFA also imposes an annual product fee for biologics ($98,380), and an annual establishment fee ($526,500) on facilities used to manufacture prescription biologics.  Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.  Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication.  We have received an orphan designation for our Neo-Urinary Conduit product candidate.

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

Human Cellular and Tissue-Based Products

Human cells or tissue intended for implantation, transplantation, infusion, or transfer into a human recipient in the U.S. are regulated by the FDA as human cells, tissues, and cellular and tissue-based product, or HCT/Ps.  Certain types of HCT/Ps are regulated differently from drug or biologic products because they are minimally manipulated tissues intended for homologous use in the patient’s body, are not combined with a drug, device or biologic, and do not have systemic or metabolic effects on the body.  The FDA does not require pre-market approval for these types of HCT/Ps, however, it does require strict adherence to federally mandated current Good Tissue Practice, or cGTP, regulations for all HCT/Ps.  These regulations are analogous to the cGMP regulations described above in terms of manufacturing standards.  In addition, the FDA’s regulations include other requirements to prevent the introduction, transmission and spread of communicable disease.  These requirements apply to all HCT/Ps, including those regulated as drugs, biologics or devices.  Specifically, the FDA’s regulations require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing.  We submit an annual registration and listing form to the FDA for our Winston-Salem facility as an HCT/Ps facility.

Advanced therapy Medicinal Products

The Advanced therapy Medicinal Products (ATMP) regulation enables the European Medicines Agency (EMA) to determine whether or not a given product meets the scientific criteria to be classified under various regulations that control medical product development.  The ATMP classification is based on the evaluation of whether a given product fulfils one of the definitions of somatic cell therapy medicinal product (sCTMP) or tissue engineered product (TEP) and whether the product fulfils the definition of a combined ATMP.  Clinical trials in the EU are under the responsibility of the National Competent Authorities and submitting a clinical trial dossier under the appropriate EU classification facilitates the most relevant criteria and procedures to apply in regulating the development and evaluation of a medical product intended for human use.

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

Employees

As of December 31, 2012, we had 26 employees, including 25 full-time employees, of which 21 employees were engaged in research, development, and facilities management, and 5 employees were engaged in administration and finance.  All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information.  None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages.

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

Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Senior Secured Convertible Notes (Convertible Notes), we expect to be able to fund operations through May 2013.  This period could be shortened if there are any significant increases in planned spending on development programs other than as anticipated or other unforeseen events.  We intend to pursue additional sources of capital to continue our business operations as currently conducted and fund deficits in operating cash flows.  There is no assurance that such financing will be available when needed or, if available, on terms acceptable to us.  If we do not raise additional capital by May 31, 2013, we may not be able to fund our operations or remain in business. Our future capital requirements will depend on many factors, including:

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

As of March 15, 2013, we had outstanding debt with an aggregate principal amount of $18.6 million, which is secured by liens on substantially all of our assets.  Our outstanding debt includes approximately $15 million in Convertible Notes issued in the 2012 Financing and a $3.6 million loan from our venture debt lender, Horizon Credit II LLC.

Under the terms of the Convertible Notes, beginning January 1, 2013, we were required to make quarterly interest payments in cash or shares of our common stock at 10% per annum.  On December 31, 2012, holders of the Convertible Notes agreed to extend the interest payments that were due on January 1, 2013 to February 1, 2013 and on January 30, 2013, the holders agreed to extend the interest payment date to February 15, 2013. The Convertible Notes are due October 2, 2015.  We are permitted, subject to certain restrictions, to satisfy our interest obligations under the Convertible Notes through issuance of shares of our common stock.  On February 15, 2013, we issued 482,804 shares of common stock to Convertible Note holders in satisfaction of our interest obligation on that date.  The holders of our Convertible Notes also have the right to require us to issue on or before June 30, 2013 up to an additional $20 million of securities.

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

The lease agreement for our Pennsylvania manufacturing facility requires us to provide security and restoration deposits totaling $2.2 million to the landlord.  In satisfaction of these security deposit obligations, we have deposited $2.2 million with the landlord.

In November 2011, we made a business decision to restructure our corporate operations, consolidate our operations in our Winston-Salem research and development facility and seek to exit our commercial-scale manufacturing facility.  We currently have three years left under the lease agreement for our commercial-scale manufacturing facility and a gross rental obligation of $1.3 million.   While we will seek to sublease or otherwise reduce the net rental obligation of this facility, there can be no assurance that we will be successful in doing so and we will remain contractually liable for the rental obligations under this lease.

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

Our recurring losses from operations and our need for significant additional capital to fund anticipated future losses from operations and debt repayment raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 related to this uncertainty.  We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future.  As of December 31, 2012, we had an accumulated deficit of $247.2 million.  We had net losses of $19.1 million, and $16.9 million in the years ended December 31, 2011 and 2012, respectively.  These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility, and from our general and administrative expenses.  These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a development-stage company.  We commenced operations in July 2003.  Our operations to date have been limited to organizing and staffing, acquiring and developing our technology, and undertaking preclinical studies and clinical trials of our product candidates.  We have not demonstrated an ability to successfully complete large-scale clinical trials, obtain marketing approvals for product registration, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization.  As a result, we have a limited operating history.

Even if we are successful in obtaining marketing approval for any of our product candidates, we will need to transition from a company with a research focus to a company capable of supporting commercial activities.  We may not be successful in such a transition.

If we fail to satisfy our registration obligations in connection with the 2012 Financing, we would be required to make certain cash payments to holders of the 2012 Warrants and Convertible Notes and the holders of the Convertible Notes may declare the Convertible Notes immediately due and payable.

In connection with the 2012 Financing, we have agreed to file a registration statement, to register for resale the shares of common stock issuable upon exercise of the 2012 Warrants, the conversion of the Convertible Notes, and upon adjustments to the 2012 Warrants and Convertible Notes, up to the maximum number of shares able to be registered pursuant to applicable SEC regulations.  We are obligated to use our best efforts to cause the initial registration statement to become effective as soon as practicable, but in no event later than March 31, 2013.  Because SEC limitations have prohibited us from registering all of the shares of common stock underlying the Convertible Notes and 2012 Warrants on a registration statement, the holders of the Convertible Notes and 2012 Warrants have agreed that, at this time, we need only register the shares of common stock issuable upon the exercise of the 2012 Warrants, subject to the limitations set by the SEC on the number of shares permitted to be registered by us at one time.  If any of the shares are unable to be included on the initial registration statement, we have agreed to file subsequent registration statements by certain dates until all the underlying shares have been registered or may be freely tradable.  We are obligated to maintain the effectiveness of the registration statements until all the shares are sold or otherwise can be sold without registration and without any restrictions.  If we fail to satisfy our registration obligations or specified filing and effectiveness dates, we must make cash payments to the holders of the 2012 Warrants and the Convertible Notes.  Such cash payments would significantly reduce funds available for use in our operations and could adversely affect our business. If a registration failure under the 2012 Warrants is not cured within the applicable period, the holders of the 2012 Warrants can also cause us to redeem the 2012 Warrants at a value based on the Black-Scholes option pricing model and the holders of the Convertible Notes may declare the Convertible Notes immediately due and payable. In such event, we may not have the financial resources to make such payments.

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

We are currently conducting a Phase I open-label, single-arm study of our Neo-Urinary Conduit in patients who are undergoing bladder removal due to bladder cancer.  We have designed this trial to assess the safety and preliminary efficacy of the Neo-Urinary Conduit.  This trial is also intended to allow our clinical investigators to optimize and, as necessary, modify the surgical implantation technique and post-operative care based on the experience gained by prior patients enrolled.  As we have limited experience with this product candidate in humans, we may have difficulty optimizing the surgical implantation of the Neo-Urinary Conduit.  Seven patients have been enrolled and implanted in this clinical trial; two patients, however, died as a result of health issues unrelated to our Neo-Urinary Conduit product candidate.  Based upon the experience of the first three patients, clinical investigators have made surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply.  We are focused on completing implantation of the remaining three patients in the trial and then working with the FDA during 2013 to plan for a potential Phase 2/3 clinical trial of this product candidate.  However, there may be delays in recruiting patients for this clinical trial, which would delay our development of our Neo-Urinary product candidate.  There can be no assurance that, as part of our Phase I clinical trial, patients will not experience additional complications, additional serious adverse events related to our Neo-Urinary Conduit, or serious adverse events that, although not related to our product candidate, could have a materially detrimental impact on our clinical trial.  Additionally, we may determine, based upon this trial, that our Neo-Urinary Conduit demonstrates limited safety or efficacy.

We may find it difficult to enroll patients in our clinical trials.

Our initial product candidates are designed to treat diseases that affect relatively few patients.  This could make it difficult for us to enroll the number of patients that may be required for the clinical trials we would be required to conduct in order to obtain marketing approval for our product candidates.

In addition, we may have difficulty finding eligible patients to participate in our clinical trials because our trials may include stringent enrollment criteria.  For example, a patient may require a concomitant surgical procedure that would prevent them from being enrolled in a clinical trial, may be using alternative therapies, or the extent of a patient’s overall medical condition may render such patient ineligible to participate in our trials.  Our Neo-Urinary Conduit has limited experience in humans and patients may not want to enroll in a trial where they are among the first group of patients to receive this product candidate.  Additionally, as we have been developing the surgical procedure in the first group of patients, each of the first three patients receiving our Neo-Urinary Conduit experienced complications and serious adverse events, which could have the effect of discouraging others from enrolling in this trial.  Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

We may encounter difficulties in the production of our product candidates.  Construction of neo-organs from autologous live human cells involves strict adherence to complex manufacturing and storage protocols and procedures.  Early stage clinical manufacturing is conducted in our pilot facility and, while we have supported clinical manufacturing from this location, future difficulties may arise that limit our production capability and delay progress in our clinical trials.  Currently, we also occupy a commercial-scale manufacturing facility.  As a result of our November 2011 business decision to restructure our corporate operations, we have decided to consolidate our operations in our Winston-Salem research and development facility and to seek to exit our commercial-scale manufacturing facility.  As a result of this decision, as our product candidates advance into later-stage clinical trials toward commercialization, we will need to either develop our own internal manufacturing capability or contract with a third-party manufacturer to conduct this manufacturing on our behalf.  Obtaining our own commercial scale manufacturing capacity will be costly and time consuming.  Additionally, we may have difficulty finding suitable third parties with the manufacturing expertise that we need.  These occurrences could increase our costs or cause delays in the production of our product candidates necessary for any Phase III clinical trial and/or any anticipated commercial launch of our product candidates, any of which could damage our reputation and harm our business.

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

Our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead-time and additional funds if we lost use of either the facility or equipment.  Our facility may be affected by natural disasters, such as floods.  We do not currently have back-up capacity, so in the event our facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired or rebuilt.  Although, currently we maintain global property insurance with personal property limits of $26.9 million and business interruption insurance coverage of $5.4 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our business involves the use of hazardous materials that could expose us to environmental and other liability.

Our research and development processes and our operations involve the controlled storage, use and disposal of hazardous materials including, but not limited to, biological hazardous materials.  We are subject to federal, state and local regulations governing the use, manufacture, storage, handling and disposal of these materials and waste products.  Although we believe that our safety procedures for handling and disposing of these hazardous materials comply with the standards prescribed by law and regulation, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated.  In the event of an accident, we could be held liable for any damages that result, and any liability could exceed the limits or fall outside the coverage of our insurance.  Moreover, we may not be able to maintain insurance to cover these risks on acceptable terms, or at all.  We could also be required to incur significant costs to comply with current or future laws and regulations relating to hazardous materials.  We currently maintain insurance coverage that is consistent with similar companies in our stage of development.  In addition to global property insurance, we maintain general liability insurance coverage of $1 million each occurrence and $2 million in the aggregate, umbrella liability insurance of $4 million, and workers’ compensation coverage with statutory limits, including employer’s liability coverage of $0.5 million per incident.  Such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

The FDA may impose requirements on our clinical trials that could harm our business.

The requirements the FDA may impose on clinical trials for our product candidates are uncertain.  As a result, we cannot guarantee that we will be able to comply with such requirements.  For example, the FDA may require endpoints in our late-stage clinical trials that are different from, or in addition to, either the endpoints in our early-stage clinical trials or the endpoints that we may propose.  The endpoints or other study elements, including sample size, the FDA requires may make it less likely that our Phase III clinical trials are successful or may delay completion of the trials.  If we are unable to comply with the FDA’s requirements, we will not be able to get approval for our product candidates and our business will suffer.

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

Sales of our product candidates, if approved for commercialization, will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations.  If our product candidates are approved for commercialization, pricing and reimbursement may be uncertain.  Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care.  Further federal and state proposals and health care reforms are likely that could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity.  There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

The medical device, pharmaceutical and biotechnology industries are highly competitive.  We compete for funding.  If our product candidates become available for commercial sale, we will compete in the marketplace.  For funding, we compete primarily with other companies that, like us, are focused on discovering and developing novel products or therapies for the treatment of human disease based on regenerative medicine technologies or other novel scientific principles.  In the marketplace, we may eventually compete with other companies and organizations that are marketing or developing therapies for our targeted disease indications, based on traditional pharmaceutical, medical device or other, non-cellular therapies and technologies.

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

We face an inherent risk of product liability claims.  Our clinical-stage product candidates are in early development and have not been used over an extended period of time in a large number of patients and, therefore, our long-term safety and efficacy data are limited.  Patients have experienced in the past and may experience in the future serious adverse events.  Our current product liability coverage is $5 million per occurrence and in the aggregate.  We will need to increase our insurance coverage if and when we begin commercializing any of our product candidates.  We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage.  If claims against us substantially exceed our coverage, then our business could be adversely impacted.  Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among others:

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

Our research, development and commercialization activities, as well as any product candidates or products resulting from these activities, may infringe or be accused of infringing one or more claims of an issued patent or may fall within the scope of one or more claims in a published patent application that may subsequently issue and to which we do not hold a license or other rights.  Third parties may own or control these patents or patent applications in the United States and abroad.  These third parties could bring claims against us that would cause us to incur substantial expenses and, if successful against us, could cause us to pay substantial damages.  Further, if a patent infringement suit were brought against us, we could be forced to stop or delay research, development, manufacturing or sales of the product or product candidate that is the subject of the suit.  No assurance can be given that patents do not exist, have not been filed, or could not be filed or issued, that contain claims covering our product candidates, technology, or methods.

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

On September 6, 2012, our common stock ceased trading on the NASDAQ market and became quoted on the OTCQB, an over-the-counter market.  This market lacks the credibility of established stock markets and is characterized by a lack of liquidity, sporadic trading, and larger gaps between bid and ask prices. Compared to a seasoned issuer with stock traded on an established market, which typically results in a large and steady volume of trading activity, there may be periods when trading activity in our shares is minimal or nonexistent. In addition, our common stock is deemed to be “penny stock”, which means stock traded at a price less than $5 per share, which will make it unsuitable for some investors to purchase.  Furthermore, the SEC imposes additional rules on broker-dealers that recommend the purchase or sale of penny stock.  These additional burdens may discourage broker-dealers from effecting transactions in our common stock and may limit the number of stock brokers that are willing to act as market makers for our common stock. As a result, purchasers of our common stock may be unable to resell their shares.

The market price of the shares of our common stock is highly volatile, and purchasers of our common stock could incur substantial losses.

The market price of our common stock has fluctuated significantly since our initial public offering, and our stock price is likely to continue to be volatile.  The over-the-counter market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies.  The market price for our common stock may be influenced by many factors, including:

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

As of March 15, 2013, we had 3,119,718 shares of common stock outstanding, and notes and warrants that are convertible and exercisable respectively, into at least 100 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants).  The currently outstanding shares can be freely sold in the public market and some of the shares subject to warrants, upon issuance, may also be freely sold in the public market, subject, in each case, to certain restrictions imposed by federal securities laws on the holders of our shares.  In addition, we may pay interest that accrues on our Convertible Notes with shares of common stock, which may be freely tradable.  As of March 15, 2013, we also had under our stock option and equity incentive plans 232,534 shares reserved for issuance related to equity awards granted to our officers, directors and employees and an additional 54,939 shares reserved for issuance, all of which, when issued, may be freely sold in the public market, subject to certain restrictions imposed by federal securities laws on our affiliates.   Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.  These sales could also make it more difficult for us to sell equity or equity-related securities in the future at times or prices that we deem appropriate.

Concentration of ownership of our outstanding common stock among our executive officers, directors and their affiliates, as well as the concentration of our common stock on a fully-diluted basis among a small number of existing investors, may prevent new investors from influencing significant corporate decisions and may lead to substantial dilution to existing stockholders.

As of March 15, 2013, our executive officers, directors and their affiliates own, in the aggregate, approximately 25% of the 3,119,718 shares of our outstanding common stock.  In addition, as of March 15, 2013, our executive officers and directors hold options to purchase 191,068 shares of common stock upon exercising their options at a weighted-average exercise price of $9.59 per share.  Funds and entities affiliated with directors and board observers hold Convertible Notes and warrants, which are convertible and exercisable respectively, into at least 61 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants).  Furthermore, a small number of existing investors hold Convertible Notes and warrants, which are convertible and exercisable respectively, into approximately 100 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants).   The conversion of the convertible notes and exercise of the warrants could lead to substantial dilution to existing and new stockholders.  To the extent we pay interest on our Convertible Notes with shares of common stock, the percentage of our outstanding shares held by these investors will increase.  Furthermore, these persons, if acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions.  The interests of this group of investors may not coincide with our interests or the interests of existing stockholders.

We will need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder.  In addition, the Amended and Restated 2011 Warrants, 2012 Warrants, and Convertible Notes provide that the exercise price or conversion price, as applicable, of such warrants or convertible notes would be decreased in the event we subsequently issue stock at a price per share less than the current exercise price or conversion price per share of the warrants or convertible notes.  Furthermore, the Amended and Restated 2011 Warrants and 2012 Warrants contain provisions that would proportionately increase the number of shares for which such warrants are exercisable.  Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends.  If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

If we raise additional capital, certain holders of our 2012 Warrants and Convertible Notes have call options, which, if exercised, could require us to issue a significant number of shares, resulting in substantial dilution to our existing stockholders.

We entered into a securities purchase agreement in connection with the 2012 Financing, which gave the parties thereto the option to purchase up to an additional $20 million in securities on the same terms as the Convertible Notes and 2012 Warrants.  The conversion price of the convertible notes and exercise price of the warrants issued pursuant to the terms of this call option will be no greater than $0.75 and, may be lower if the conversion price on the Convertible Notes and the exercise price of the 2012 Warrants are adjusted pursuant to the terms of such instruments.  Therefore, we may be required to issue a significant number of shares, which could result in substantial dilution to our existing stockholders.

Certain provisions of the Amended and Restated 2011 Warrants and securities issued in the 2012 Financing provide for preferential treatment to the holders of the securities and could impede a sale of the Company.

The Amended and Restated 2011 Warrants and the 2012 Warrants give each holder the option to receive a cash payment based on a Black-Scholes valuation of the warrant upon a change in control of the Company.  In the case of the Amended and Restated 2011 Warrants, the method of calculating the Black-Scholes value, includes the requirement to calculate the Black-Scholes value using the greater of volatility of 100% and average historical volatility for certain trading periods.  In the case of the 2012 Warrants, the Black-Scholes value must be calculated using an average historical volatility for certain trading day periods.  The cash payment could be greater than the consideration that our other equity holders would receive in a change in control transaction.  In addition, holders of the Amended and Restated 2011 Warrants, Convertible Notes and the 2012 Warrants have the option to require us to redeem these securities upon a change in control transaction.  The provisions of the Amended and Restated 2011 Warrants, 2012 Warrants and the Convertible Notes could make a change in control transaction more expensive for a potential acquirer and could negatively impact our ability to pursue and consummate such a transaction.

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

Item 2.    Properties

Our corporate headquarters are located in Winston-Salem, North Carolina, where we occupy approximately 38,400 square feet of office, laboratory and manufacturing space.  In May 2011, we exercised the first five-year renewal option under its lease.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million effective October 2011.

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

Item 4.    Mine Safety Disclosures

Not applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades under the symbol “TNGN.”  Our stock traded on the NASDAQ Global Market from April 9, 2010 until April 3, 2012.  From April 4, 2012 until September 5, 2012, our stock traded on the NASDAQ Capital Market.  Since September 6, 2012, our common stock has been quoted on the OTCQB, which is operated by OTC Markets, Inc.

The following table provides, for the periods indicated, the high and low bid prices for our common stock.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The share prices have been adjusted to give effect to the 1-for-10 reverse stock split effective June 14, 2012.

Fiscal Year 2011	High	Low
First quarter	$62.40	$23.60
Second quarter	$28.20	$10.40
Third quarter	$16.00	$5.30
Fourth quarter	$6.00	$3.30

Fiscal Year 2012	High	Low
First quarter	$10.70	$4.50
Second quarter	$6.30	$2.50
Third quarter	$3.40	$1.01
Fourth quarter	$1.49	$0.88

Holders of Record

At December 31, 2012, the closing price per share of our common stock was $0.99 as reported on the OTCQB and there were approximately 122 holders of record.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock.

Item 6.    Selected Financial Data

Not required.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees.  Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations.  Factors that could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, as well as in other documents filed by us with the SEC and include, among others: (i) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (ii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iii) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; (iv) we will need to raise additional funds or enter into strategic collaborations necessary to execute our business plan beyond May 2013 and such financings or strategic collaborations may not be available to us or, if available, on terms acceptable to us and (v) we may not  be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

The forward-looking statements made in this document are made only as of the date hereof and we do not intend to update any of these factors or to publicly announce the results of any revisions to any of our forward-looking statements other than as required under the federal securities laws.

Overview

Tengion, Inc. is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using our Organ Regeneration Platform, we create these neo-organs using a patient’s own cells, or autologous cells.  We believe our proprietary product candidates harness the intrinsic regenerative pathways of the body to regenerate a range of native-like organs and tissues.  Our product candidates are intended to delay or eliminate the need for chronic disease therapies, organ transplantation, and the administration of anti-rejection medications.  In addition, our neo-organs are designed to replace the need to substitute other tissues of the body for a purpose to which they are poorly suited.  Building on our clinical and preclinical experience, we are initially leveraging our Organ Regeneration Platform to develop our Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion and our Neo-Kidney Augment for patients with advanced chronic kidney disease.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of December 31, 2012, we had an accumulated deficit of $247.2 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash, cash equivalents and short-term investments at December 31, 2012 were $7.5 million, representing 61% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations through May 2013.   We will need to raise more funds to complete the Phase I clinical trial for our Neo-Urinary Conduit and continue preclinical research and development activities for our Neo-Kidney Augment.  There is no assurance that such financing will be available or, if available, on terms acceptable to us.

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

The following table summarizes our research and development expense for the years ended December 31, 2011 and 2012.

	Year Ended December 31,
	2011	2012
Third-party direct program expenses:	(in thousands)
Urologic	$707	$681
Renal	2,314	1,856
Total third-party direct program expenses	3,021	2,537
Other research and development expense	10,272	7,566
Total research and development expense	$13,293	$10,103

From our inception in July 2003 through December 31, 2012, we have incurred research and development expense of $128.0 million.  We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs.  These expenditures are subject to numerous uncertainties in timing and cost to completion.  We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate.  If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves.  As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs.  Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.  The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;

•	the length of time required to enroll suitable patients;

•	the number of patients that participate in the trials;

•	the duration of patient follow-up;

•	the development stage of the product candidate; and

•	the efficacy and safety profile of the product candidate.

None of our product candidates has received U.S. Food and Drug Administration (FDA) or foreign regulatory marketing approval.  In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establish the safety and efficacy of our product candidates.  Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our product candidates.  In the event that third parties have control over the clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control.  We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

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

Net Operating Losses and Tax Loss Carryforwards

As of December 31, 2012, we had net operating loss carryforwards available to offset future federal and state taxable income of $150.9 million and $167.4 million, respectively, as well as $5.6 million of research and development tax credits.  The net operating loss carryforwards and credits expire at various dates through 2032.  The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards.  We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant costs and complexities associated with a study.  We may have experienced various ownership changes, as defined by the Act, as a result of past financings.  Accordingly, our ability to utilize the aforementioned carryforwards may be limited.  Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

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

During the year ended December 31, 2011, we recorded a non-cash property and equipment impairment charge of $7.4 million in connection with the restructuring plan announced in November 2011.  Under the restructuring plan, we eliminated plans to use its facility in East Norriton, Pennsylvania as a manufacturing center and centralized our research and development operations in our leased facility in Winston-Salem, North Carolina.

Preclinical and Clinical Trial Costs

A substantial portion of our ongoing research and development activities are performed under agreements we enter into with external service providers who conduct many of our research and development activities.  Estimates of incurred costs are made to determine the accrued balance in any accounting period.  The estimates incurred under the contracts are based on factors such as work performed, milestones achieved, patient enrollment and costs historically incurred for similar contracts.  As actual costs become known, we adjust our estimates.  To date, our estimates have been within management’s expectations, and no material adjustments to research and development expense have been recognized.  For the year ended December 31, 2012, a 10% increase or decrease in our estimate of research and development expense incurred under such contracts would result in an increase or decrease in research and development expense of approximately $9,000.  We may expand the level of research and development activity to be performed by external service providers in which case our estimates would be more material to our future operations.  Subsequent changes in estimates may result in a material change in our accruals, which could also materially affect our future results of operations.

Embedded Derivative and Derivative Liability

We account for the Demand Note Exchange Right and the conversion feature embedded in the Convertible Notes (the Conversion Option) in accordance with ASC 815, Derivatives and Hedging (ASC 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a free-standing derivative financial instrument.  We also account for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument is considered a free-standing financial instrument that meets the criteria of a derivative under the guidance. We classify this Call Option on the balance sheet as a current liability.  The changes in fair value of the embedded derivative or derivative liability are remeasured at each balance sheet date and recorded in current period earnings.

The fair value of the Demand Note Exchange Right as of the date of issuance, as well as the fair value of the Conversion Option and Call Option as of the date of issuance and as of December 31, 2012, was determined using a risk-neutral framework within a Monte Carlo analysis.  The valuation of the Demand Note Exchange Right, Conversion Option, and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as such terms are used in the relevant financing agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.

Warrant Liability

We account for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price are accounted for as derivative liabilities.  We classify derivative warrant liabilities on the balance sheet as a current liability. The changes in fair value of the warrant liabilities are remeasured at each balance sheet date and recorded in current period earnings.

The fair value of the derivative warrant liabilities as of December 31, 2012 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or a Major Transaction into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.

Stock-Based Compensation

Effective January 1, 2006, we adopted the revised accounting standards for stock-based compensation guidance which was adopted prospectively to new awards and to awards modified, repurchased, or canceled after December 31, 2005.  This current guidance requires companies to measure and recognize compensation expense for all employee stock-based payments at fair value, net of estimated forfeitures, over the vesting period of the underlying stock-based awards.  In addition, we account for stock-based compensation to nonemployees in accordance with the accounting guidance for equity instruments that are issued to other than employees.

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

The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period in which estimates are revised.  We consider many factors when estimating expected forfeitures, including types of awards, employee class and an analysis of our historical and known forfeitures on existing awards.  Under the true-up provisions of the stock based compensation guidance, we record additional expense if the actual forfeiture rate is lower than estimated, and a recovery of expense if the actual forfeiture rate is higher than estimated, during the period in which the options vest.

Results of Operations

Year Ended December 31, 2011 compared to Year Ended December 31, 2012

Research and Development Expense.  Research and development expense for the years ended December 31, 2011 and 2012 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2011	2012	$	%
	($ in thousands)
Compensation and related expense	$7,085	$4,306	$(2,779)	(39	) %
External services – direct third parties	3,021	2,537	(484)	(16	) %
External services – other	511	556	45	9%
Research materials and related expense	948	1,289	341	36%
Facilities and related expense	1,728	1,415	(313)	(18	) %
Total research and development expense	$13,293	$10,103	$(3,190)	(24	) %

Research and development expense decreased primarily due to reduction in compensation and related expenses resulting from fewer employees as compared to year ended December 31, 2011, as well as a reduction in facilities and related expense due to a change effective March 2011 in the classification of rent expense for our East Norriton, Pennsylvania facility, which is no longer used for research and development operations.  The rent expense for this facility is now recorded in the other expense line on Company’s Statement of Operations.  In addition, expenses incurred for external services – direct third parties decreased due to the termination of the sponsored research agreement with Wake Forest University at the end of 2011, while expenses incurred for research materials and related expense increased due to significant work performed in conjunction with Neo-Kidney Augment GLP studies during 2012.

General and Administrative Expense. General and administrative expense for the years ended December 31, 2011 and 2012 was comprised of the following:

	Year Ended December 31,		Increase (Decrease)
	2011	2012	$	%
	($ in thousands)
Compensation and related expense	$4,367	$1,929	$(2,438)	(56	) %
Professional fees	1,953	2,468	515	26%
Facilities and related expense	315	515	200	63%
Insurance, travel, and other expenses	556	584	28	5%
Total general and administrative expense	$7,191	$5,496	$(1,695)	(24	) %

General and administrative expense decreased primarily due to due to a reduction in compensation and related expenses resulting from fewer employees as compared to the year ended December 31, 2011.  This decrease was offset in part by an increased professional fees resulting from increased use of external legal and marketing consultants and increased facilities and related expenses resulting from increased use of external facility maintenance support and computer network support.

Depreciation Expense.  Depreciation expense decreased by $2.6 million, or 85%, from $3.1 million in 2011 to $0.5 million in 2012 due to the recording during the fourth quarter of 2011 of an impairment charge, which reduced the carrying value of assets at our East Norriton, Pennsylvania facility. The decrease was also due to a change during the second quarter of 2011 in the estimated useful life of leasehold improvements associated with leased laboratory space in Winston-Salem, North Carolina upon the extension of that lease.

Impairment of Property and Equipment.  During the year ended December 31, 2011, we recorded a non-cash property and equipment impairment charge of $7.4 million in connection with the restructuring plan announced in November 2011.  Under the restructuring plan, we eliminated plans to use its facility in East Norriton, Pennsylvania as a manufacturing center and centralized its research and development operations in its leased facility in Winston-Salem, North Carolina.

Other Expense.  Other expense was $1.7 million and $0.2 million for the years ended December 31, 2011 and 2012, respectively. During the first and fourth quarters of 2011, we recorded non-cash charges totaling $1.6 million in connection with the lease liabilities.  The first quarter charge of $0.9 million resulted from a lease that became effective in March 2011 for additional warehouse space that will not be utilized over the lease term.  The fourth quarter charge of $0.7 million resulted from a restructuring that changed our operating plan, such that office and manufacturing space will not be utilized for our original planned use during the remaining years of the current lease term.

Interest Income (Expense).  Interest income was $53,000 and $277,000 for 2011 and 2012, respectively.  The decrease was primarily due to decreased average cash balances.  Interest expense was $0.8 million and $3.0 million for 2011 and 2012, respectively.  The increase was primarily due to non-cash interest expense associated with the Convertible Notes and associated derivatives issued in the fourth quarter of 2012.

Change in Fair Value of Derivative Liability.  During the year ended December 31, 2012, we recorded a non-cash credit of $0.9 million on our statements of operations due to a change in the fair value of the derivative liability for the Conversion Option and the Call Option.

Change in Fair Value of Warrant Liability.  During the year ended December 31, 2012, we recorded a non-cash credit of $1.3 million on our statements of operations due a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012.  The decrease in fair value is due to the passage of time and the change in our assumption of the amount raised by us in potential future financings following the execution in the first quarter of 2013 of an amendment to the October 2012 financing documents that, among other things, permits us to complete a financing during 2013 with greater gross proceeds than allowed under the original financing documents. During 2011, we recorded a non-cash credit of $14.4 million on our statement of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011.  The decrease in fair value was primarily due to a decrease in the price per share of our common stock between the date of issuance of the warrants (March 4, 2011) and December 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales.  We have a deficit accumulated during the development stage of $247.2 million as of December 31, 2012, including $48.4 million of cumulative accretion on Redeemable Convertible Preferred Stock through April 2010.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions.  We have funded our operations principally with proceeds from equity offerings.  The following table summarizes our equity funding sources as of December 31, 2012:

Issue	Year	Number of Shares		Net Proceeds (in thousands)(2)
Series A Redeemable Convertible Preferred Stock	2004, 2005	166,832	(1)	$38,910
Series B Redeemable Convertible Preferred Stock	2006	190,601	(1)	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	207,764	(1)	54,571
Initial Public Offering	2010	600,000		25,721
Private Placement	2011	1,107,939		28,941
		2,273,136		$198,183
________________________________
(1)	Number of shares represents the number of shares of common stock into which each series of preferred stock converted at the time of our initial public offering.

(2)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $53.7 million through December 31, 2012, net of issuance costs.  As of December 31, 2012, we had senior secured convertible notes outstanding with an aggregate principal balance of $15.0 million and a working capital note with an outstanding principal balance of $3.7 million.

The lease agreement for our facility in East Norriton, Pennsylvania requires us to provide security and restoration deposits totaling $2.2 million to the landlord.  We have deposited $1.0 million with the landlord as a security deposit, which amount was recorded as a non-current other asset on our balance sheet as of December 31, 2012.  As of December 31, 2011, an outstanding letter of credit was satisfying the remaining restoration deposit obligation of $1.2 million.  At the end of the lease term, the landlord has the right to require us to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit was collateralized by an account held at the bank.  The letter of credit expired on December 2, 2012. As a result, we have deposited an additional $1.2 million in an account held by the landlord to satisfy our deposit obligation.

Cash, cash equivalents and short-term investments at December 31, 2012 were $7.5 million, representing 61% of total assets.

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

Equity and Debt Financings

On September 7, 2012, we issued Demand Notes in the aggregate amount of $1.0 million to certain new and existing investors.  The Demand Notes bore interest at a rate of 10% per year and were secured by a lien on substantially all of the Company’s assets, other than its intellectual property assets.  The outstanding principal balance, with any accrued interest, was payable on demand at any time on or after October 7, 2012.  Each holder of a Demand Note, in its sole discretion, could exchange the principal balance of its Demand Note, together with accrued interest, for the first tranche of debt securities and warrants issued by the Company after September 7, 2012.

On October 2, 2012, we conducted the 2012 Financing of the Convertible Notes and the 2012 Warrants, in which we raised approximately $15 million in gross proceeds, which included the value of the principal balance and accrued interest of the Demand Notes that were exchanged into Convertible Notes.  The Convertible Notes bear interest at 10% per annum, which is payable quarterly.  The Convertible Notes are convertible into shares of common stock at a current conversion price of $0.75 per share. We may, at our option and subject to certain limitations, pay interest by the issuance of freely tradable shares of common stock.

The 2012 Warrants are exercisable at an exercise price of $0.75 per share.  The 2012 Warrants include (i) five-year warrants to purchase up to 16,672,145 shares of common stock, (ii) ten-year warrants to purchase up to 33,344,293 shares of common stock and (iii) two-year warrants, issued only to holders of the Demand Notes, to purchase up to 1,118,722 shares of common stock.

In addition, we issued Horizon, ten-year warrants to purchase 1,138,785 shares of common stock and five-year warrants to purchase 569,392 shares of common stock in connection with the Loan Amendment.

In March 2011, we closed a private placement transaction pursuant to which we sold securities consisting of 1,107,939 shares of common stock and warrants to purchase 1,046,102 shares of common stock.  The purchase price per security was $28.30.  The warrants have a term of five years.  We received net proceeds of approximately $28.9 million. On December 31, 2012, the Company commenced an offer to the holders of 2011 Warrants to amend and restate the 2011 Warrants.  All holders of the 2011 Warrants agreed to surrender their warrants and accept 2011 Amended and Restated Warrants that provide for the following amendments:

•
an adjusted exercise price of $1.10, and a proportionate adjustment in the number of shares underlying the 2011 Warrants, which takes into account all adjustments under the 2011 warrants as a result of the 2012 Financing;

•	certain edits to remove a Delisting (as defined in the 2011 Warrants) from qualifying as a fundamental transaction;
•
a Black-Scholes calculation used to determine the cash value received by a holder from the Company in connection with a repurchase of the unexercised portion of a warrant after the occurrence of a fundamental transaction that assumes a zero cost of borrow and a price per share equal to the closing market price of the Company’s common stock, immediately prior to the closing of a fundamental transaction;

•
a Black-Scholes calculation for purposes of determining the value of options issued in connection with the sale of other securities that assumes a zero cost of borrow and a price per share equal to the closing market price of the Company’s common stock on the date the options are publicly announced, and if not announced, on the date they are issued; and

•
excluding the 2012 Financing and exercise of the call option provided under its terms as a trigger for adjustments to the exercise price of the warrants except that adjustments to the exercise price, conversion price or purchase price of the 2012 Financing securities (i) resulting from registration of such securities with the Securities Exchange Commission or the commencements of the Rule 144 Period, as contemplated by the 2012 Financing documents, will result in a proportional adjustment to the exercise price of the warrants and (ii) resulting from additional financings or other events will result in adjustments of the exercise price of the warrants pursuant to the terms of the 2011 amended and restated warrant.

The holders of the 2011 Amended and Restated warrants have the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for each of the past two years ended (in thousands):

	Year Ended December 31,
	2011	2012
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(21,888)	$(19,461)
Investing activities	(6,147)	5,018
Financing activities	25,307	12,735
Decrease in cash and cash equivalents	$(2,728)	$(1,708)

Operating Activities

Cash used in operating activities decreased $2.4 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to lower research & development and general and administrative expenses associated with a reduction in compensation and related expenses resulting from fewer employees.  The decrease was partially offset by higher severance payments in 2012.

Investing Activities

Cash provided by investing activities increased $11.2 million for the year ended December 31, 2012, compared to the year ended December 31, 2011, primarily due to the reduction in purchases of short-term investments.

Financing Activities

Cash provided by financing activities decreased $12.6 million for the year ended December 31, 2012, compared to the year ended December 31, 2011.  The 2012 period included $14.2 million of debt proceeds received from our October 2012 debt financing as compared to the 2011 period, which included net proceeds received from our March 2011 equity financing of $29.0 million as well as $4.9 million in proceeds from long-term debt due to new borrowings under our working capital facility in March 2011.  The decrease was partially offset by a decrease in payments on long-term debt of $7.2 million primarily resulting from the March 2011 refinancing of our working capital facility in which we paid in full the $4.5 million balance of the previous facility.

Potential Future Milestone Payments

In 2003, we executed a license agreement with Children’s Medical Center Corporation (CMCC), whereby CMCC granted to us the utilization of certain patent rights.  We are obligated to make payments to CMCC upon the occurrence of various clinical milestones.  During the fourth quarter of 2006, we achieved two of our clinical milestones for the first licensed product launched, as defined in the agreement, and paid $350,000, which was recorded as research and development expense for the year ended December 31, 2006.  No further milestones payments have been made since 2006.  Upon the successful completion of certain milestones, we will be obligated, under our current agreement, to make future milestone payments for the first licensed product.  As of December 31, 2012, we had no payment obligations to CMCC under this agreement.  In addition, upon commercialization of the licensed product, we will pay CMCC royalties based on net sales of products covered by the license by us, our affiliates and our sublicensees in all countries, except for those for which there is no valid patent claim, until the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2012 (in thousands):

Contractual Obligations (1)(2)	Total	2013	2014 and 2015	2016 and 2017

Debt obligations	$18,665	$1,942	$16,723	$—
Interest payments on debt	4,982	1,925	3,057	—
Operating lease obligations	3,360	948	2,134	278
Total	$27,007	$4,815	$21,914	$278

(1)
This table does not include any milestone payments that may become payable to third parties under license agreements, including milestones that may be payable to CMCC, as the timing and likelihood of such payments are not known.  We will be required to pay CMCC development milestones aggregating approximately $6.9 million, which includes $350,000 we have paid to date, if we develop and obtain regulatory approval of a licensed product in each of the four subfields covered by our license agreement.  Also, if cumulative net sales of all licensed products reach a certain level, we will be required to make a one-time sales milestone payment of $2.0 million.  A portion of milestone payments we make will be credited against our future royalty payments.

(2)
This table does not include any license maintenance fees that may become payable to Wake Forest University Health Sciences (WFUHS), as the timing and likelihood of such payments are not known.  We will be required to pay certain license maintenance fees with respect to each product covered by new development patents under our license with WFUHS, commencing two years after we initiate the first animal study conducted under cGLP, with respect to such product.  These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties we are obligated to pay to WFUHS for such product.

Convertible Notes

On October 2, 2012, we conducted the 2012 Financing of the Convertible Notes and the 2012 Warrants, in which we raised approximately $15 million in gross proceeds, which included the $1 million value of the principal balance and accrued interest of previously issued demand notes that were exchanged into Convertible Notes.  The Convertible Notes bear interest at 10% per annum, which is payable quarterly.  The Convertible Notes are convertible into shares of common stock at a current conversion price of $0.75 per share. We may, at our option and subject to certain limitations, pay interest by the issuance of shares of common stock or, if such issuance would result in a holder owning more than 9.985% of the total number of outstanding shares of the Company, by the issuance of warrants to purchase common stock for nominal consideration that would become exercisable only to the extent that an exercise would not result in an investor’s ownership exceeding the aforementioned 9.985% ownership limitation.  The Convertible Notes are secured by all of the Company’s assets, except for permitted liens that have priority, including liens on certain equipment acquired to secure the purchase price or lease obligation.

Working Capital Note

In March 2011, we refinanced the outstanding debt owed to one of our lenders.  Pursuant to the terms of the refinancing, we simultaneously borrowed $5.0 million from the lender and repaid the then outstanding principal amount of $4.5 million.  As a result of the amendment, this refinancing was treated as a modification for accounting purposes.  The fees paid to the lender were amortized over the remaining term of the debt and any third party fees paid were expensed immediately.

As of December 31, 2011, the outstanding balance of this loan was $5.0 million.  We were obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.

In connection with the 2012 Financing, in October 2012, we amended the terms of the working capital note.  Effective September 1, 2012, the maturity date for the working capital note was extended from January 1, 2014 until May 1, 2014.  The Company is required to make monthly interest payments of $39,654.12 through June 1, 2013 and monthly interest and principal payments of $0.4 million from July 1, 2013 through and including May 1, 2014.   Effective September 1, 2012, the interest rate on the Horizon Loan was increased from 11.75% to 13.0% per annum.  As a result of the amendment, this refinancing was treated as a modification for accounting purposes.  The fees paid to the lender were amortized over the remaining term of the debt and any third party fees paid were expensed immediately.  In addition, the Company issued the lender ten-year warrants to purchase 1,138,785 shares of common stock and five-year warrants to purchase 569,392 shares of common stock.

Borrowings under the working capital note are secured by all of the Company’s assets, except for permitted liens that have priority, including liens on certain equipment acquired to secure the purchase price or lease obligation, as defined in the loan agreement.  In October 2012, the security was extended to include a lien on the Company’s intellectual property.

Operating Leases

In 2006, we entered into a ten-year, non-cancelable lease agreement for space for our corporate offices and full-scale manufacturing facility located in East Norriton, Pennsylvania.  Under the lease agreement, we began leasing additional space in the same building in March 2011.  We are currently subleasing this additional warehouse space to a third party.  The lease will expire by its terms in February 2016.  Effective March 2011, the lease agreement for the Company’s facility in East Norriton, Pennsylvania required the Company to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, the Company obtained letters of credit from a bank in favor of the landlord to satisfy the obligations.  In January 2011, the Company deposited $1.0 million with the landlord as a security deposit, which amount is recorded as a non-current other asset on the Company’s balance sheet as of December 31, 2011.  As of December 31, 2011, an outstanding letter of credit was satisfying the remaining restoration deposit obligation of $1.2 million.  At the end of the lease term, the landlord has the right to require us to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit was collateralized by an account held at the bank.  The letter of credit expired in December 2012. As a result, the Company has deposited an additional $1.2 million in an account held by the landlord to satisfy its deposit obligation.

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

Other Contractual Obligations

In January 2006, we entered into a research agreement with WFUHS that was amended in September 2006 and extended in September 2010 for an additional three-year period.  Under the research agreement, WFUHS agreed to perform sponsored research in return for quarterly payments.  Under the extended agreement, we made payments of $800,000 for 2011 research activities of WFUHS.  We terminated the research agreement with WFUHS effective as of December 31, 2011.

We have entered into agreements with consultants and clinical research organizations that are partially responsible for conducting and monitoring our clinical trials for our product candidates.  We have also entered into agreements with consultants and clinical research organizations that are responsible for work in our preclinical studies, public relations and other areas in the ordinary course of our business.  These contractual obligations have been excluded from the contractual obligations table elsewhere in this section, because we may terminate these at any time without penalty.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital to fund operations.  We also seek to maximize income from our investments without assuming significant risk.  To achieve our objectives, we maintain a portfolio of cash equivalents and investments in a variety of securities of high credit quality.  Due to the nature of these investments, we believe that we are not subject to any material market risk exposure.  As of December 31, 2012, we had cash and cash equivalents of $7.5 million.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

In the preparation of this Annual Report, we identified a material weakness in our internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs.  This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that include issuance of derivatives such as warrants and call options.  This material weakness did not have any impact on our financial statements for the year ended December 31, 2012 as we have made the appropriate correcting journal entries.  Management is in the process of developing supplemental internal control procedures to properly evaluate the accounting implications of convertible debt issuances that include issuance of derivatives and plans to implement such procedures by May 15, 2013.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this report.  Based on that evaluation, and as a result of the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, and as a result of the material weakness described above, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Item 9B.Other Information

None

PART III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information about our executive officers and directors as of the date of this annual report.

Name	Age	Position(s)
Executive Officers
John L. Miclot	54	President and Chief Executive Officer, Director
Timothy Bertram, DVM, PhD.	57	President, Research and Development and Chief Scientific Officer
A. Brian Davis	46	Chief Financial Officer and Vice President, Finance

Directors
David I. Scheer(1)(2)(3)	60	Chairman of the Board of Directors
Carl-Johan Dalsgaard, MD, PhD(2)(4)	56	Director
Diane K. Jorkasky, MD(2)(4)	61	Director
Richard E. Kuntz, MD, M.Sc.(1)(4)	55	Director
Lorin J. Randall (1)(3)	69	Director
___________________________
(1)           Member of the Compensation Committee.
(2)           Member of the Nominating and Corporate Governance Committee.
(3)           Member of the Audit Committee.
(4)           Member of the Technology Committee.

John L. Miclot has served as a director of our Company and as our President and Chief Executive Officer since December 2011.  Prior to joining our Company, Mr. Miclot was an Executive-in-Residence at Warburg Pincus from March 2010 to March 2011.  He was President and Chief Executive Officer of CCS Medical, Inc., a company owned by Warburg Pincus and a provider of products and services for patients with chronic diseases, from November 2008 until completion of a financial restructuring of the Company in March 2010.  From 2003 to 2008, Mr. Miclot served as President and Chief Executive Officer of Respironics, Inc. until the sale of the Respironics to Royal Philips.  Mr. Miclot served as Chief Executive Officer of Philips Home Healthcare Solutions following the acquisition of Respironics, Inc. by Royal Philips.  Mr. Miclot spent 10 years in senior roles at Respironics, ultimately serving as President and Chief Executive Officer from 2003 to 2008.  Mr. Miclot joined Respironics in 1998 when it acquired Healthdyne Technologies, Inc., a medical device Company.  Mr. Miclot served as the Senior Vice President of Sales and Marketing Healthdyne from 1995 to 1998. Earlier in his career, he held sales and marketing roles at Medex, Ohmeda, Baxter Edwards, and DeRoyal Industries.  Mr. Miclot is a director of Wright Medical Group, Inc., Dentsply International Inc., and Body Media and serves as Chairman of the Board of Directors of Breathe Technologies, Inc.  He is also a director of the Pittsburgh Zoo & PPG Aquarium and Burger King Cancer Caring Center. He earned his B.B.A. in marketing from the University of Iowa.

Timothy Bertram, D.V.M., Ph.D., has served as our Chief Scientific Officer and President, Research and Development since November 2011 and previously served as our Chief Scientific Officer and Executive Vice President, Science and Technology from October 2010 to November 2011 and our Senior Vice President, Science and Technology from August 2004 to October 2010.  Dr. Bertram is responsible for leading our research and development efforts.  Prior to joining us, Dr. Bertram served as a senior scientific executive at Pfizer, a large multi-national pharmaceutical Company, from 1999 to 2004, and held a similar position at SmithKline Beecham Pharmaceuticals, a large multi-national pharmaceutical and healthcare Company, from 1996 to 1999, and Procter & Gamble Co., a large multi-national Company that manufactures consumer goods, from 1989 to 1996.  He was a faculty member at the University of Illinois from 1984 to 1987 and was a visiting scientist to the National Institutes of Health from 1987 to 1989.  Dr. Bertram received a D.V.M. and Ph.D. from Iowa State University and completed post-doctoral studies in cell signaling pathways.

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

David I. Scheer is one of our co-founders and has served as a director of our Company and as Chairman of our Board of Directors since July 2003.  Since 1981, Mr. Scheer has served as President of Scheer & Company, Inc., a Company that provides venture capital, corporate strategy, and transactional advisory services focused on the life sciences.  Mr. Scheer was involved in the founding and had been a member of the Boards of Directors of ViroPharma, Inc., OraPharma, Inc. (acquired by Johnson and Johnson in 2003), and Esperion Therapeutics, Inc. (acquired by Pfizer in 2004).  He currently serves as the chairman of the Board of Directors of Achillion Pharmaceuticals, Inc. and Aegerion Pharmaceuticals, Inc., both publicly traded biotechnology companies.  From 1991 through 1999, he was affiliated with the health care investing team at Oak Investment Partners.  Mr. Scheer has also led or played a significant role in a series of transactions involving corporate alliances, licensing arrangements, divestments, acquisitions and mergers in the life sciences.  He has served as a member of the Leadership Council of the Harvard School of Public Health, and as a member of the Advisory Committee to the Harvard Malaria Initiative.  He has helped to launch, and currently serves as Chair of “The Unfinished Agenda in Infectious Diseases,” an initiative at the Harvard School of Public Health focusing on neglected diseases.  He has also been a member of the Board of Trustees, and most recently Vice-Chair for the Long Wharf Theatre, in New Haven, Connecticut.  In 2007, he was awarded the Atlas Award for Venture Capital from the Connecticut Union for Research Excellence (CURE, of which he also serves as a member of the Board), and in 2009, he received the Venture Capital Leadership Award from the Connecticut Venture Group.  He received his A.B. cum laude from Harvard College, and an M.S. from Yale University.  Because of his strong background of service on the boards of numerous life sciences industry companies and his involvement in capital raising and strategic transactions in our industry, we believe that Mr. Scheer provides a unique perspective and useful insight to our Board of Directors as we review our growth strategy and strategic initiatives.

Carl-Johan Dalsgaard, M.D., Ph.D. has served as a director of our Company since August 2004. Dr. Dalsgaard has also been a member of HealthCap IV GP SA, L.L.C. (HCSA) and HealthCap IV GP AB, L.L.C. (HCAB and, collectively with HCSA, HealthCap), a venture capital fund that invests globally in pharmaceutical, biotechnology and medical technology companies from June 2000 to the present and serves as Chief Executive Officer of certain companies in which HealthCap has invested.  He received an M.D. from the Karolinska Institute in Sweden, and a Ph.D. in neurobiology and post-doctoral experience from Harvard Medical School.  Dr. Dalsgaard has fulfilled specialist training for a board certificate in plastic and reconstructive surgery at Karolinska Hospital.  Dr. Dalsgaard brings to the board significant experience as an executive of a financial services Company that focuses on our industry.

Diane K. Jorkasky, M.D. has served as a director of our Company since August 10, 2011.  Dr. Jorkasky has been an independent consultant since February 2012.  From August 2011 to February 2012, she served as the enterprise-wide Chief Medical Officer of Endo Pharmaceuticals, Inc., or Endo, and a member of Endo’s senior R&D management team.  Prior to joining Endo, Dr. Jorkasky served as an independent consultant from January 2011 to August 2011, and was the Senior Vice President, Chief Development and Medical Officer at Aileron Therapeutics, Inc. from September 2009 to January 2011.  Dr. Jorkasky also held a variety of vice president level positions from October 2000 to January 2009 with Pfizer, Inc. where she led global clinical research science and operational groups, most recently as Vice President, Worldwide Clinical Research Operations.  Dr. Jorkasky brings to our Board of Directors substantial experience in our industry having served in a variety of capacities in both large pharmaceutical companies and smaller biotechnology companies.

Richard E. Kuntz, M.D., M.Sc. has served as a director of our Company since October 2010.  Dr. Kuntz has served as the Senior Vice President and Chief Scientific, Clinical and Regulatory Officer of Medtronic, Inc. since August 2009, prior to which time he served as the Senior Vice President and President, Neuromodulation from October 2005 to August 2009.  In his current role, role Dr. Kuntz oversees Medtronic’s global regulatory affairs, health policy and reimbursement, clinical research activities, ventures and new therapies, strategy and innovation, corporate development, and acquisitions, integrations and divestitures functions.  Dr. Kuntz brings a broad background and expertise in many different areas of healthcare.  Prior to Medtronic, he was the Founder and Chief Scientific Officer of the Harvard Clinical Research Institute (HCRI), a university-based contract research organization which coordinates National Institutes of Health (NIH) and industry clinical trials with the United States Food and Drug Administration (FDA).  Dr. Kuntz has directed over 100 multicenter clinical trials and has authored more than 200 original publications.  Dr. Kuntz also served as Associate Professor of Medicine at Harvard Medical School, Chief of the Division of Clinical Biometrics, and an interventional cardiologist in the division of cardiovascular diseases at the Brigham and Women’s Hospital in Boston, MA.  Dr. Kuntz graduated from Miami University and received his medical degree from Case Western Reserve University School of Medicine.  He completed his residency in internal medicine at the University of Texas Southwestern Medical School, and then completed fellowships in cardiovascular diseases and interventional cardiology at the Beth Israel Hospital and Harvard Medical School, Boston.  Dr. Kuntz received his master’s of science in biostatistics from the Harvard School of Public Health.  Dr. Kuntz brings to our Board of Directors substantial experience in our industry having served in an executive capacity with a large multinational medical device company.

Lorin J. Randall has served as a director of our Company since February 2008. Mr. Randall has been an independent financial consultant since May 2006.  Previously, Mr. Randall was Senior Vice President and Chief Financial Officer of Eximias Pharmaceutical Corporation, a development-stage drug development company, from December 2004 to May 2006.  From 2002 to 2004, Mr. Randall served as the Senior Vice President and Chief Financial Officer of i-STAT Corporation, a publicly-traded manufacturer of medical diagnostic devices that was acquired by Abbott Laboratories in 2004.  He currently serves on the boards of directors of Nanosphere, Inc., Athersys, Inc. and Acorda Therapeutics, Inc. Mr. Randall served on the board of directors of Opexa Therapeutics, Inc., a publicly-traded cellular therapy company, from 2007 to 2009.  Mr. Randall received a BS in accounting from The Pennsylvania State University and an MBA from Northeastern University.  Because of his strong background in the life sciences industry and his prior experience as Chief Financial Officer of i-STAT Corporation and four other public and privately-held companies, we believe that Mr. Randall is able to provide valuable input into our strategic and financial affairs, as well as other matters.  In addition, Mr. Randall’s public CFO assignments at CFM Technologies, Inc. and Greenwich Pharmaceuticals Corporation benefit our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange Act) requires our directors, executive officers, and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock.  Based solely on our review of copies of Section 16(a) reports furnished to us and representations made to us, we believe that during fiscal 2012 our officers, directors, and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of business conduct and ethics, referred to as our Ethics and Integrity Standard, which applies to all of our employees, officers and directors, including those officers responsible for financial reporting.  The code of business conduct and ethics is available on our website at www.tengion.com.  Any amendments to the code, or waivers of its requirements, will be disclosed on our website.

Audit Committee

Our Board of Directors has a standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  Our audit committee consists of Lorin J. Randall, who is the chair of the committee, and David I. Scheer.  All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NASDAQ. Our board has determined that Mr. Randall is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of NASDAQ. Messrs. Randall and Scheer are independent directors as defined under the applicable rules and regulations of the SEC and NASDAQ.

Our audit committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit Committee:

•	evaluates the independent auditors’ qualifications, independence and performance;

•	determines the engagement of the independent auditors; reviews and approves the scope of the annual audit and the audit fee;

•	discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements;

•	approves the retention of the independent auditors to perform any proposed permissible non-audit services;

•	monitors the rotation of partners of the independent auditors on our engagement team as required by law;

•	reviews our critical accounting policies and estimates;

•	oversees our internal audit function; and

•	annually reviews the audit committee charter and the audit committee’s performance.

Item 11.        Executive Compensation

Objectives and Philosophy of Executive Compensation

We are a performance-based company.  We have designed a compensation program that allows us to attract, retain, and reward motivated, knowledgeable, and results-oriented associates focused on achieving the strategic goals of the Company.  The program provides for payment of base salaries combined with significant potential upside from variable incentives based on achievement of annual and strategic goals.  Our compensation program is structured to reward both annual and long-term results.  The program is based on industry benchmarks and links incentives to achievement of objectives approved by the Board of Directors.

The Compensation Committee of our Board of Directors oversees our compensation philosophy, policies and practices. The Compensation Committee also:

•	reviews and recommends policies relating to compensation and benefits of our employees;

•	evaluates the performance of the chief executive officer in light of Company and individual objectives that have been approved by the Board of Directors;

•	recommends the compensation of the chief executive officer to the Board of Directors based upon such evaluation;

•	reviews and approves individual goals and objectives relevant to compensation of our executive officers, other than the chief executive officer;

•	evaluates the performance of these executive officers in light of those goals and objectives and sets their compensation based on such evaluations; and

•	administers the issuance of stock options and other awards under our stock plans.

As a smaller reporting company, we are not required and therefore did not seek stockholder approval of the compensation of our named executive officers at the annual meeting held in 2012.  For purposes of this Compensation Discussion & Analysis and the compensation tables that follow, share and per share information have been adjusted to reflect the 1-for-10 reverse stock split effective June 14, 2012.

Corporate Objectives

Corporate objectives for each fiscal year are established during the fourth quarter of the preceding year or the first quarter of the year and are the basis for determining corporate performance for the year.  The key strategic corporate, financial and operational goals that are established by our Compensation Committee include clinical trial progress; preclinical product candidate development; and implementation of appropriate financing and business development strategies.

Individual Objectives

Individual objectives also are established for each executive officer, other than the chief executive officer, by the chief executive officer at approximately the same time as the corporate objectives are established.  Our chief executive officer does not have separate individual performance objectives.  Rather, our chief executive officer’s objectives are generally the same as the corporate objectives, with strong consideration given to how, within the opinion of the Compensation Committee and the Board of Directors, his leadership impacts our ability to achieve our objectives.  These objectives represent significant milestones to be met by each executive, along with, in certain circumstances, dates for achieving those milestones.  Factors are identified and specified that will be used to measure success in reaching the goal or objective.  Objectives are established based on the executive’s principal areas of responsibility.  For example, our scientific executives have measurable objectives established for areas such as key research or scientific milestones and our clinical executives will be measured by clinical trial progress.  Our Compensation Committee also retains the discretion to consider an executive’s accomplishments other than enumerated objectives when evaluating an executive’s performance.

Evaluations

Toward the end of each fiscal year, the Compensation Committee begins its assessment of individual and corporate performance against stated goals for the year.  When discussing performance evaluations and setting new compensation levels, the Compensation Committee considers recommendations from our chief executive officer regarding the compensation for executive officers other than himself.  Our chief executive officer does not participate in determining the amount of his own compensation.  With the exception of our chief executive officer, the Compensation Committee has the final authority regarding the overall compensation structure for the executive officers.  In the case of our chief executive officer, the Compensation Committee evaluates our chief executive officer’s performance, with significant input and recommendations from the chairman of the Board of Directors, and recommends compensation levels to the Board of Directors.

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

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary.  Base salaries of our employees are primarily tied to benchmarking at the 50th percentile and are tied to annual company and individual objectives.  Base salaries may be adjusted from time to time during the year in connection with promotions that may occur or in order to adjust a named executive officer’s salary in light of market conditions.

Our peer group, which we identified in March 2010, is composed of the U.S.-based, publicly-traded companies in the pharmaceutical, biotechnology and life sciences industries listed below.  At the time of selecting this peer group, these companies had little to no revenue, an average market capitalization of $100.7 million, fewer than 150 employees, and product candidates in Phase I or Phase II clinical trials.  The companies in this peer group are:

Achillion Pharmaceuticals, Inc.	AVI BioPharma, Inc.	EntreMed, Inc.	Neurocrine Biosciences, Inc.
Anadys Pharmaceuticals, Inc.	Capstone Therapeutics Corp.	Icagen, Inc.	OncoGenex Pharmaceuticals, Inc.
ArQule, Inc.	Celldex Therapeutics, Inc.	Insmed Incorporated	Peregrine Pharmaceuticals, Inc.
Arrowhead Research Corporation	Cytokinetics, Incorporated	Keryx Biopharmaceuticals, Inc.	SuperGen, Inc.
Athersys, Inc.	CytRx Corporation	Molecular Insight Pharmaceuticals, Inc.

In February 2012, the Compensation Committee reviewed the list of companies in its peer group and revised the list to better reflect the Company’s peers.  The new peer group includes companies that are publicly traded, U.S.-based biotechnology companies that have product candidates in Phase II or Phase III clinical trials, fewer than sixty employees, and a market value of less than $200 million.  The companies in the new peer group are:

Adeona Pharmaceuticals, Inc.	Capstone Therapeutics Corp.	CytRx Corporation	MediciNova, Inc.
Advaxis, Inc.	Cardium Therapeutics, Inc.	EntreMed, Inc.	OncoGenex Pharmaceuticals, Inc.
Astex Pharmaceuticals, Inc. (Formerly SuperGen)	Celldex Therapeutics, Inc.	GenVec, Inc.	OXiGENE, Inc.
Athersys, Inc.	Cortex Pharmaceuticals, Inc.	Hemispherx Biopharma, Inc.	Peregrine Pharmaceuticals, Inc.
AVI BioPharma	Cyclacel Pharmaceuticals, Inc.	Insmed Incorporated	Rexahn Pharmaceuticals, Inc.
Bionovo, Inc.	Cytokinetics, Incorporated	Keryx Biopharmaceuticals, Inc.	Soligenix, Inc.

In general, base salaries are reviewed annually and adjusted based on market levels and individual performance, generally increasing between zero and seven percent each year.  Accordingly, the Compensation Committee approved the base salary increases for our named executive officers as set forth in the following table:

Named Executive Officer	2012 Actual Base Salary	2013 Approved Base Salary(2)	2013 Percentage Increase
John L. Miclot (1)	$450,000	$463,500	3%
Timothy Bertram, D.V.M., Ph.D.	$370,625	$381,744	3%
A. Brian Davis	$318,848	$328,413	3%
_______________________________
(1)            Mr. Miclot joined the Company in December 2011.
(2)            We set our annual salary increases effective as of February 1 of each year.

Annual Performance Bonus.  The Compensation Committee has the authority to award annual performance bonuses to our executive officers.  Annual bonuses are designed to provide incentives based on the achievement of annual company and individual objectives.  The target bonus percentage of our employees are benchmarked at the 50-75th percentile and are tied to the achievement of annual Company and individual objectives, which consist of the critical success factors for achievement of the company objectives.  As the Company demonstrates progress on achieving Company objectives, or for transformational hires or for key employees who are instrumental in transformational events, it is anticipated the target bonus percentage will be benchmarked increasingly closer to the 75th percentile.  If the Company or the employee exceeds the objectives, then the bonus payable to the employee could exceed the targeted percentages of base salary.  Each of our executive officers is eligible to receive an annual performance bonus based upon a targeted percentage of base salary.  The targeted bonus level for a particular executive is determined by the executive officer’s title, with each level differentiated as follows:

Name and Title	2012 Target Bonus as a Percentage of Base Salary	2013 Target Bonus as a Percentage of Base Salary
John L. Miclot, President and Chief Executive Officer	50%	50%
Timothy Bertram, D.V.M., Ph.D. President, Research and Development and Chief Scientific Officer	40%	40%
A. Brian Davis, Chief Financial Officer and Vice President, Finance	35%	35%
_______________________________

The performance objectives are generally objectively determinable and measurable and their outcomes are substantially uncertain at the time established.  When we set the 2012 goals, we considered them to be ambitious, but attainable and designed to cause bonus payments to reflect meaningful performance requirements.

In March 2012, the following Company objectives for 2012 were established:

•	define the surgical procedure for implanting the Neo-Urinary Conduit in the ongoing Phase I clinical trial and, data permitting, implant up to seven patients during 2012;

•	submit a pre-IND filing with the U.S. FDA for the Neo-Kidney Augment development program during the first half of 2012;

•	evaluate alternative regulatory pathways for Neo-Kidney Augment development program and recommend strategy for execution; and

•	achieve the foregoing objectives within the Company approved budget.

In January 2013, the Compensation Committee determined the Company had achieved 90% of the 2012 Company objectives.  In making its determination, the Compensation Committee considered the fact that the Company objective to implant up to seven patients in the ongoing Neo-Urinary Conduit trial during 2012 was not fully met.

Because the 2012 individual performance objectives for each of our named executive officers were identical to the Company objectives, each named executive officer received a bonus payout equal to 90% of his target bonus payout.  We believe that the 2012 bonus payouts for the executive officers accurately reflect and properly reward such executives for the progress and accomplishments of the Company, including achievement of the 2012 annual objectives.  Mr. Miclot, Dr. Bertram, and Mr. Davis received 2012 bonus payouts of $202,500, $133,425, and $100,437, respectively.

 In January 2013, the following Company objectives for 2013 were established:

•	Neo-Kidney Augment Program:

•	Submit a Clinical Trial Application to the Swedish Medicinal Products Agency and submit an IND filing to the U.S. FDA

•	Commence initial clinical trials in Sweden and in the U.S.

•	Neo-Urinary Conduit Program:

•	Complete patient implants in Phase I trial and interact with regulatory agencies for planning subsequent clinical trials;

•	Establish partnership or alternative funding source for continued development of Neo-Urinary Conduit; and

•	Achieve the foregoing objectives within the Company approved budget.

The 2013 individual performance objectives for each of our named executive officers are identical to the Company objectives.

Long-Term Incentive Program.  We believe that long-term performance will be enhanced by providing incentives that reward our employees for maximizing stockholder value over time and that align the interests of our employees and management with those of stakeholders.  The Compensation Committee is considering a plan that would not use stock options or restricted stock, but would otherwise provide incentives aligned with the Company’s stakeholders.

Stock Options and Restricted Common Stock.  Our 2010 Stock Option and Incentive Plan, or the Plan, authorizes us to grant options to purchase shares of common stock to our employees, directors and consultants.  Our Board of Directors has delegated oversight of the administration of our stock option plans to our Compensation Committee.  The Compensation Committee has adopted policies and procedures regarding the granting of options.

Stock option grants have been made at the commencement of employment and typically annually in connection with the achievement of corporate and personal objectives.  Additionally, stock option grants may be made in connection with special recognition of a particularly important corporate accomplishment in which the executive played an important role and following a significant change in job responsibilities or to meet other special retention objectives.  Our Compensation Committee considers and approves stock option awards to executive officers based upon a review of competitive compensation data, its assessment of individual performance, a review of each executive’s existing long-term incentives, and retention considerations.

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

In 2012, our Compensation Committee made certain stock option and restricted stock awards to our current named executive officers.  One quarter of the option grant vest on the first anniversary of the date of grants and the balance of the shares vest in 12 successive equal quarterly installments over the 36-month period measured from the one year anniversary.  For Mr. Miclot, one quarter of the shares under the restricted common stock award vest on each of January 3, 2013, 2014, 2015, and 2016.  For Dr. Bertram and Mr. Davis, one quarter of the shares under the restricted common stock award vest on each of February 1, 2013, 2014, 2015, and 2016.

Our executive officers may to enter into 10b5-1 trading plans to permit each of them to sell on each of the vesting dates a sufficient number of shares of common stock to cover the tax liability associated with such vesting.

Name and Title	Date of Grant	Number of Shares under Option Grant	Exercise Price	Restricted Stock Awards

John L. Miclot, President and Chief Executive Officer	1/3/12	39,375	$5.70	39,375
Timothy Bertram, President, Research and Development and Chief Scientific Officer	2/16/12	17,001	$6.42	15,000
A. Brian Davis, Chief Financial Officer and Vice President, Finance	2/16/12	8,001	$6.42	6,834

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

In May 2011, our Board of Directors approved, based upon the recommendation of our Compensation Committee, the implementation of a Change in Control Payment Plan and a Management Severance Plan.  In March 2012, our Board of Directors approved an Amended and Restated Management Severance Plan.

Under the terms of the Change in Control Payment Plan, our executive officers would receive promptly after the effective date of a change in control of the Company two times his or her then current annual base salary plus target bonus, assuming a 100% payout of such bonus.  The amounts payable to each of the executive officers under the plan would be offset by an amount equal to 50% of aggregate value to be received by each executive officer by virtue of his or her stock and stock option ownership, net of any exercise price.  Pursuant to the plan, in the event the consideration received by our stockholders is less than $25 million, the amounts payable under the plan can be reduced by an amount proportionate to the extent to which $25 million exceeds the actual amount of stockholder consideration.  The Change in Control Payment Plan terminated on September 30, 2012.

Under the terms of the Amended and Restated Management Severance Plan, in the event any of our executive officers’ employment is terminated by us without cause or he or she resigns under certain specified conditions including any material adverse change in his or her duties, authority or responsibilities without his or her agreement, a move of our principal office more than 50 miles from the current office, our failure to pay such executive officer’s salary and other benefits when due (other than pursuant to an across the board reduction in the compensation of all senior management), such executive officer will, subject to his or her signing of a form of Release and Non-disparagement Agreement, be entitled to receive the following benefits.  Our chief executive officer is entitled to a payment equal to (1) 12 months of his then current base salary, (2) an amount equal to his annual target bonus (assuming 100% payout threshold), and (3) an amount equal to his annual target bonus (assuming 100% payout threshold) prorated through the date of termination.  Such payment shall be made at the discretion of the Company (1) in one lump sum payment or (2) fifty percent (50)% in a lump sum payment and fifty percent (50%) over the ensuing 12 month period.  Our chief executive officer is entitled to continuation of his benefits for 12 months.  Our other executive officers are entitled to a payment equal to (1) 10 months of his then current base salary, (2) an amount equal to his annual target bonus (assuming 100% payout threshold) and (3) an amount equal to his annual target bonus (assuming 100% payout threshold) prorated through the date of termination.  Such payment shall be made at the discretion of the Company (1) in one lump sum payment or (2) fifty percent (50%) in a lump sum payment and fifty percent (50%) over the ensuing 10 month period.  These executives are entitled to continuation of their benefits for 10 months.

Other Compensation.  We maintain broad-based benefits and perquisites that are available to all eligible employees, including health insurance, life and disability insurance, dental insurance, vision insurance, flexible spending accounts and a 401(k) plan.  Additionally, under certain circumstances, we will use cash sign-on bonuses as an incentive for individuals to join our team.  These bonuses are awarded on a case-by-case basis and are typically offered to offset compensation that was forfeited upon termination of prior employment, to assist with relocation expenses or to offset a variance in total compensation from the individual’s employment prior to joining us.  Consistent with our compensation philosophy, we intend to continue to maintain these benefits for our executive officers; however, our Compensation Committee in its discretion may revise, amend or add to the officer’s benefits if it deems it advisable.

Relationship of Elements of Compensation.   Our compensation structure is primarily weighted toward three of the elements discussed: base salary, annual performance bonus and long-term incentives.   Our mix of cash and non-cash compensation balances our need to limit cash expenditures with the expectations of those we hope to recruit and retain as employees.  In the future, we may adjust the mix of cash and non-cash compensation if required by competitive market conditions for attracting and retaining skilled personnel.

We manage the expected impact of salary increases and performance bonuses by requiring that the size of such salary increases and bonuses be tied to the attainment of corporate and individual objectives.  In the case of our named executive officers, the size of each executive’s bonus is determined solely by whether we have met corporate objectives.

We view the long-term incentives as a long-term retention benefit.  The Compensation Committee is considering a plan that would not use stock options or restricted stock, but would otherwise provide incentives aligned with the Company’s stakeholders.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1 million paid to our chief executive officer and our four other most highly paid executive officers.  Qualifying performance-based compensation is not subject to the deduction limitation if specified requirements are met.  We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us.  However, our Board of Directors may authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes such payments are appropriate to attract and retain executive talent.

SUMMARY COMPENSATION TABLE

The following table shows the total compensation accrued for fiscal years 2012 and 2011 for our named executive officers.

Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards(1)	Stock Awards(1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation	Total

John L. Miclot (3) President and Chief Executive Officer	2012	$450,000	$—	$159,933	224,438	$202,500	$100,631(4)	$1,137,502
	2011	$34,091	$—	$224,036	—	$—	—	$258,127

Timothy Bertram, D.V.M., Ph.D.	2012	$373,474	$—	$77,763	92,240	$133,425	$—	$626,908
President, Research	2011	$316,156	$—	$98,475	$96,800	$79,538	$1,309(5)	$592,278
and Development and Chief Scientific Officer

A. Brian Davis	2012	$319,480	$—	$36,597	43,847	$100,437	$—	$554,355
Chief Financial	2011	$292,838	$—	$57,050	$56,466	$72,256	$297(5)	$478,907
Officer and Vice President, Finance

_________________________________
(1)
Calculated in accordance with current accounting standards for stock-based compensation without consideration of forfeitures.  Valuation assumptions used to determine the fair value of the stock awards are described in Note 14 to our audited financial statements for fiscal year 2011, included in this annual report.

(2)
Amounts shown in “Non-Equity Incentive Compensation” column reflect the annual incentive award granted and earned during fiscal year 2010 and 2011 which were paid in fiscal year 2011 and 2012, respectively.  These annual awards are described in further detail under “Compensation Discussion and Analysis”.

(3)	Mr. Miclot joined the Company in December 2011.
(4)
Amounts shown reflect reimbursement for furnished apartment in Winston-Salem area and the associated utility expenses, the cost of an automobile lease in Winston-Salem and the associated insurance coverage and cost of weekly commuting expenses (and the associated taxes for these benefits).

(5)	All other compensation consists of tax reimbursements.

Grants Of Plan-Based Awards in 2012

The following table sets forth information regarding each grant of an award made to each named executive officer during fiscal year 2012 under any plan, contract, authorization, or arrangement pursuant to which cash, securities, similar instruments, or other property may be received.  This table reflects the 1-for-10 reverse stock split effective June 14, 2012.

Name and Principal Position	Approval Date	Grant Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards Target (1)	All Other Option Awards: Number of Securities Underlying Options (2)	All Other Stock Awards: Number of Securities Underlying Stock Awards(3)	Exercise or Base Price of Option & Stock Awards	Grant Date Fair Value of Stock & Option Awards (4)

John L. Miclot		1/3/2012	$202,500	39,375	—	$5.70	$159,933
President and Chief Executive Officer		1/3/2012	—	—	39,375	5.70	$224,438

Timothy Bertram, D.V.M., Ph.D.		2/16/2012	$133,425	17,001	—	$6.42	$77,763
President, Research and Development		2/16/2012	$—	—	15,000	$6.42	$96,240
and Chief Scientific Officer

A. Brian Davis		2/16/2012	$100,437	8,001	—	$6.42	$36,596
Chief Financial Officer and Vice President, Finance		2/16/2012	$—	—	6,834	$6.42	$43,738

________________________________

(1)
Reflects target 2012 annual performance bonuses, which amounts, if any, were paid in the first quarter of 2013.  Target 2011 annual performance bonuses are calculated based upon a percentage of the named executive officer’s 2011 base salary.

(2)
The options have a term of ten years and vest in accordance with the following schedule: 25% of the total number of shares vest on the first anniversary of the grant date and 1/16th of the total number of shares vest on the first day of each quarter following the grant date.

(3)
The restricted stock awards vest in accordance with the following schedule: 25% of the total number of shares vests on the first February after the grant date and on each February 1 thereafter for three years.

(4)
The amounts reported in this column represent the entire grant date fair value for the aggregate number of options granted to each named executive officer.  There can be no assurance that these amounts will ever be realized.  The assumptions we used to calculate these amounts are included in Note 14 to our audited financial statements for fiscal year 2011, included in this annual report.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information concerning stock options held on December 31, 2012, the last day of our 2012 fiscal year, for each named executive officer.

	Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)(1)	Option Expiration Date (2)
Name and Principal Position	Exercisable	Unexercisable

John L. Miclot President and Chief Executive Officer	19,964	59,801	4.00	12/5/2021
	—	39,375	5.70	1/3/2022

Timothy Bertram, D.V.M., Ph.D.	64	—	4.40	2/15/2015
President, Research and Development and Chief Scientific Officer	271	—	4.40	2/27/2016
	332	—	4.40	6/23/2016
	103	—	4.40	11/1/2016
	552	—	4.40	2/27/2017
	69	—	4.40	10/25/2017
	1,656	—	4.40	12/19/2017
	587	—	4.40	2/7/2018
	3,840	886	4.40	9/28/2019
	4,064	2,436	50.00	4/9/2020
	1,502	1,499	29.40	10/18/2020
	2,250	3,750	24.20	5/11/2021
	—	17,001	6.42	2/16/2022

A. Brian Davis	3,713	2,887	36.70	08/02/2020
Chief Financial Officer and Vice President, Finance	1,313	2,187	24.20	05/11/2021
	—	8,001	6.42	2/16/2022

(1)
Options awards made prior to August 26, 2009 were modified to an exercise price of $4.40 per share on August 26, 2009, when our Compensation Committee approved the repricing of all then-outstanding options for active employees at such time.

(2)
These options vest as to 25% on the first anniversary of the date of grant and as to an additional 6.25% at the end of each three-month period thereafter for the following three years.  Each of the options were granted 10 years prior to the Option Expiration Date.

The following table sets forth information concerning stock awards held on December 31, 2012, the last day of our 2012 fiscal year, for each named executive officer.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercisable Stock	Stock Price of Award	Expiration Date	Market Value of Shares or Units That Have Not Yet Vested (1)

John L. Miclot President and Chief Executive Officer	1/3/2012	39,375	$5.70	—	$38,981

Timothy Bertram, D.V.M., Ph.D.
President, Research and Development and Chief Scientific Officer	5/11/2011	3,000	$24.20	—	$2,970
	2/1/2012	15,000	6.42	—	14,850

A. Brian Davis Chief Financial Officer and Vice President, Finance	5/11/2011	1,750	$24.20	—	$1,733
	2/1/2012	6,834	6.42	—	6,766
_______________________________________
(1)
The market value of stock awards that have not yet vested is calculated by multiplying the closing price per share of our common stock on December 31, 2012 by the of shares unvested as of December 31, 2012.

Employment Agreements and Potential Payments Upon Termination or Change in Control

John L. Miclot.  On December 5, 2011, we entered into an employment agreement, which was subsequently amended and restated on January 20, 2012, with Mr. Miclot, our President and Chief Executive Officer providing for his at-will employment, commencing December 5, 2011.  Mr. Miclot’s base salary was set at $450,000 per year, subject to annual review and increases based on performance.  Mr. Miclot may also receive an annual bonus payment of up to 50% of his annual gross salary, as determined by the Compensation Committee and the Board of Directors in their discretion, based on achievement of certain mutually agreed-upon performance milestones.  Furthermore, he is eligible to participate in the group benefits program and 401(k) plan, and the Board of Directors may award Mr. Miclot’s stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive.  Pursuant to the employment agreement, Mr. Miclot was provided with a stock option to purchase 78,775 shares of common stock on December 5, 2011, a stock option to purchase 39,375 shares of common stock on January 3, 2012 and a restricted stock award of 39,375 shares of common stock on January 3, 2012.  All of these equity awards were made pursuant to our 2010 Stock Option and Incentive Plan.  Additionally, under the terms of the employment agreement, we have agreed to provide for the direct payment of or reimbursement for a furnished apartment in the Winston-Salem area and the associated utility expenses, the cost of an automobile lease in Winston-Salem and the associated insurance coverage and the cost of weekly commuting expenses from Mr. Miclot’s homes in Tampa, Florida and Pittsburgh, Pennsylvania.  We have also agreed to pay the taxes associated with the provision of these benefits.  At any time, in the event Mr. Miclot’s employment is terminated by us without cause or he resigns under certain specified conditions, each as described in the Amended and Restated Management Severance Plan, then Mr. Miclot may be entitled to receive certain payments and benefits pursuant to the Amended and Restated Management Severance Plan as described on page 62.

Timothy Bertram, D.V.M., Ph.D.  On July 28, 2004, we entered into an offer letter with Dr. Bertram, our Vice President, Science and Technology, providing for his at-will employment, commencing as of August 1, 2004.  This offer letter, as amended on December 22, 2008, sets forth the terms and conditions of Dr. Bertram’s employment.  Dr. Bertram’s base salary was originally set at $200,000 per year, subject to annual review and increases based on performance.  Dr. Bertram was also originally entitled to receive an annual bonus payment of up to 20% of his annual gross salary, as determined by his manager and the board in their discretion, based on achievement of certain mutually agreed-upon performance milestones.  Furthermore, he is eligible to participate in the group benefits program and the Board of Directors may award Dr. Bertram stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive.  Dr. Bertram also received the right to reimbursement for all reasonable out-of-pocket relocation and relocation-related expenses.  Pursuant to the offer letter, Dr. Bertram purchased 1,794 shares of restricted common stock at a purchase price per share equal to the par value of such shares, which shares have since vested in full. Such vested shares are subject to repurchase by us upon Dr. Bertram’s termination for any reason, including Dr. Bertram’s death (in such case only for a period of twelve months) at the fair market value price per share, but if the termination is for cause, then the vested shares are subject to repurchase by us at the price of $0.001 per share.  Dr. Bertram was also granted the right to participate, and did participate, in our Series A Preferred Stock financing in the amount of $50,000. At any time, in the event Dr. Bertram is terminated by us without cause or he resigns under certain specified conditions, each as described in the Amended and Restated Management Severance Plan, Dr. Bertram may be entitled to receive certain payments and benefits pursuant to the Amended and Restated Management Severance Plan as described on page 62.  In addition, the offer letter for Dr. Bertram provides that in the event of termination by us without cause six months following a change in control of our Company, Dr. Bertram’s restricted stock awards or stock options, as the case may be, shall immediately vest.

 A. Brian Davis.  On July 29, 2010, we entered into an offer letter with Mr. Davis, our Chief Financial Officer and Vice President, Finance, providing for his at-will employment, commencing August 1, 2010. This offer letter, sets forth the terms and conditions of Mr. Davis’s employment. Mr. Davis’s base salary was originally set at $285,000 per year, subject to annual review and increases based on performance.  Mr. Davis may also receive an annual bonus payment of up to 35% of his annual gross salary, as determined by his manager and the Board of Directors in their discretion, based on achievement of certain mutually agreed-upon performance milestones.  Furthermore, he is eligible to participate in the group benefits program and 401(k) plan, and the board may award Mr. Davis stock incentives under our equity incentive plans in its sole discretion as a performance-based incentive.  Pursuant to the offer letter, Mr. Davis was provided with an incentive stock option to purchase 6,600 shares of common stock pursuant to our 2010 Stock Option and Incentive Plan.  Additionally, effective January 1, 2013, we amended the offer letter to provide for the direct payment of or reimbursement for reasonable costs associated with Mr. Davis’s commuting expenses from his home in Pennsylvania.  We have also agreed to pay the taxes associated with the provision of these benefits.  At any time, in the event Mr. Davis’s employment is terminated by us without cause as defined in the offer letter or he resigns under certain specified conditions, each as described in the Amended and Restated Management Severance Plan, then Mr. Davis may be entitled to receive certain payments and benefits pursuant to the Amended and Restated Management Severance Plan as described on page 62.  In addition, the offer letter for Mr. Davis provides that in the event of termination by us without cause within one month prior to or nine months following a change in control of our Company, Mr. Davis’s restricted stock awards or stock options, as the case may be, shall immediately vest.

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

Potential Payments Upon Termination or Change in Control

The following table sets forth the payments that would be made to our named executive officers if his or her employment had been terminated by us without cause (or if applicable, by the executive for good reason) on December 31, 2012 or in the event a change in control of our Company occurred on December 31, 2012, as applicable.

Name	Termination Without Cause (or With Good Reason)	Termination Without Cause (or With Good Reason) in Connection with a Change in Control

John L. Miclot
Cash Severance	$675,000	$675,000
Continued Health Benefits	—	—
Pro-Rata Bonus	225,000	225,000
Acceleration of Restricted Stock	—	—
Acceleration of Stock Options	—	—
Total:	$900,000	$900,000

Timothy Bertram, D.V.M., Ph.D.
Cash Severance	$438,573	$438,573
Continued Health Benefits	12,455	12,455
Pro-Rata Bonus	129,719	129,719
Acceleration of Restricted Stock	—	17,820
Acceleration of Stock Options	—	—
Total:	$580,747	$598,567

A. Brian Davis
Cash Severance	$393,246	$393,246
Continued Health Benefits	12,787	12,787
Pro-Rata Bonus	127,539	127,539
Acceleration of Restricted Stock	—	8,498
Acceleration of Stock Options	—	—
Total:	$533,572	$542,070

(1)	Calculated based upon a price per share of our common stock of $0.99, which was the closing price per share of our common stock on December 31, 2012.
(2)
Under the terms of the Change in Control Payment Plan, our executive officers would receive promptly after the effective date of a change in control of the Company two times his or her then current annual base salary plus target bonus, assuming a 100% payout of such bonus.  The amounts payable to each of the executive officers under the plan will be offset by an amount equal to 50% of aggregate value to be received by each executive officer by virtue of his or her stock and stock option ownership, net of any exercise price.  Pursuant to the plan, in the event the consideration received by our stockholders is less than $25 million, the amounts payable under the plan can be reduced by an amount proportionate to the extent to which $25 million exceeds the actual amount of stockholder consideration.  The payments calculated for each executive in the above table assume stockholder consideration of approximately $11.3 million (calculated as the product of (i) our total shares of common stock outstanding at December 31, 2011 of 23,962,984 and (ii) $0.47, which was the closing price per share of our common stock on December 31, 2011).  The Change in Control Payment Plan terminated on September 30, 2012.

Compensation of Directors

Our Board of Directors determines the compensation of our non-employee directors in conjunction with recommendations made by the Compensation Committee.  The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to our Board of Directors when appropriate.  Our Board of Directors is compensated through fees and grants of stock options. The description below reflects the 1-for-10 reverse stock split effective June 14, 2012.

Since the completion of our initial public offering in April 2010, each of our non-employee directors are entitled to receive an annual cash retainer of $35,000, except that a non-employee chairperson of the board is entitled to receive an annual cash retainer of $55,000.  Non-employee chairpersons of the Audit Committee, the Compensation Committee, the Technology Committee, and the Governance and Nominating Committee are each entitled to receive an additional annual retainer of $15,000, $10,000, $10,000 and $6,000, respectively.  Non-employee members of each of the Audit Committee, the Compensation Committee, the Technology Committee, and the Governance and Nominating Committee are entitled to receive an additional annual retainer of $7,500, $5,000, $5,000 and $3,000, respectively.

We reimburse all directors for travel, lodging and other reasonable expenses incurred in attending board and committee meetings.

In March 2012, the Board of Directors approved changes to its non-employee director compensation plan with respect to equity awards.  The changes were recommended by an independent compensation consultant to the Compensation Committee based on a review of equity incentives used by the Company’s peer group of companies.  Upon initial election or appointment to our Board of Directors, each non-employee director will be granted an option to purchase 3,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant.   These options vest quarterly over a two-year period, subject to the non-employee director’s continued service on the Board of Directors through the vesting dates.  On the date of each annual stockholder meeting, each continuing non-employee director will automatically receive an option to purchase 2,000 shares of our common stock with an exercise price equal to the fair market value of our common stock on the date of grant.  When granted, these options vest quarterly over a one-year period, subject to the non-employee director’s continued service on the Board of Directors through the vesting dates.

 Prior to March 2012, each non-employee director was granted an option to acquire 700 shares of common stock upon his or her initial election or appointment to the Board of Directors and an option to purchase 470 shares of common stock at each annual meeting of stockholders commencing in 2011, each with an exercise price equal to the fair market value of our common stock on the date of grant.

The following table sets forth information regarding compensation earned by our non-employee directors during the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David I. Scheer	$73,500	—	$5,049	(2)(4)	—	—	—	$78,549
Carl-Johan Dalsgaard, M.D., Ph.D.	$44,250	—	$5,049	(2)(5)	—	—	—	$49,299
Scott D. Flora	$52,500	—	$5,049	(3)(6)	—	—	—	$57,549
Diane K. Jorkasky, M.D.	$44,250	—	$5,049	(3)(7)	—	—	—	$49,299
Richard Kuntz, M.D., M.Sc.	$52,500	—	$5,049	(2)(8)	—	—	—	$57,549
Lorin J. Randall	$55,000	—	$5,049	(2)(9)	—	—	—	$60,049
__________________________________
(1)
The assumptions we used in valuing options are described in Note 14, “Stock-based Compensation,” to our audited financial statements included for the fiscal year ended December 31, 2012 included in this annual report.  This column reflects the aggregate grant date fair value as calculated in accordance with ASC 718 in connection with options we granted in the indicated year.

(2)	Options were granted at fair market value on May 21, 2012 at $2.53 per share. Options vest quarterly over a one-year period.
(3)	Options were granted at fair market value on May 21, 2012 at $2.53 per share. Options vest quarterly over a one-year period. Mr. Flora resigned as a director on December 19, 2012.
(4)	Mr. Scheer has 2,940 option awards outstanding.
(5)	Mr. Dalsgaard has 2,940 option awards outstanding.
(6)	Mr. Flora has 2,700 option awards outstanding.
(7)	Ms. Jorkasky has 3,170 option awards outstanding.
(8)	Mr. Kuntz has 3,170 option awards outstanding.
(9)	Mr. Randall has 4,386 option awards outstanding.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table gives information about our common stock that may be issued upon the exercise of stock options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012, including the 2010 Stock Incentive and Option Plan (2010 Plan) and 2004 Stock Option Plan (2004 Plan).  There were no shares available for future grants under the 2004 Plan, as the 2004 Plan ceased upon the Company’s initial public offering in April 2010.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Stock Awards, Options and Warrants	(b) Weighted Average Exercise Price of Outstanding Stock Awards, Options and Warrants	(c) Number of Securities Remaining Available for Future Issuance (Excludes Securities Reflected in Column (a))
Equity compensation plans approved by stockholders	234,465	$12.37	46,652	(1)
Equity compensation plans not approved by stockholders	---	---	---
__________________________________

(1)           Consists of shares available for grant by us under our 2010 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information about the beneficial ownership of our common stock as of March 15, 2013 by each person, or group of persons, who beneficially owns more than 5% of our capital stock; each of our directors and named executive officers; and all current directors and executive officers as a group.

Beneficial ownership and percentage ownership are determined in accordance with the rules and regulations of the SEC and include voting or investment power with respect to shares of stock.  This information does not necessarily indicate beneficial ownership for any other purpose.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to convertible notes, warrants and options held by that person that are currently convertible or exercisable, or convertible or exercisable within 60 days of March 15, 2013,  are deemed outstanding.  Such shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person.  Except as indicated in the footnotes to the following table or pursuant to applicable community property laws, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder’s name.  The percentage of beneficial ownership is based on 3,119,718 shares of common stock outstanding on March 15, 2013.

Unless otherwise indicated, the address for each person or entity named below is c/o Tengion Inc., 3929 Westpoint Boulevard, Suite G, Winston-Salem, North Carolina, 27103.

Name of Beneficial Owner	Shares of common stock	Options exercisable within 60 days	Shares issuable upon exercise of warrants or conversion of notes	Total shares of common stock beneficially owned(1)	Beneficial Ownership Percentage
Greater than 5% Beneficial Owner
HealthCap Venture Capital (2)	441,317	0	9,280,691	9,722,008	78.401%
Medtronic, Inc. (3)	247,350	0	0	247,350	7.929%
Bay City Capital (4)	32,176	0	310,313	342,489	9.985%
Celgene Corporation (5)	160,951	0	167,253	328,204	9.985%
DAFNA Capital (6)	16,088	0	328,185	344,273	9.985%
Deerfield Funds (7)	88,967	0	247,221	336,188	9.985%
Horizon Technology Finance (8)	0	0	346,058	346,058	9.985%
RA Capital Management, LLC (9)	160,952	0	167,252	328,204	9.985%
Oak Investment Partners XI, Limited Partnership (10)	204,378	0	0	204,378	6.551%
Officers and Directors
Carl-Johan Dalsgaard, M.D., Ph. D. (11)	441,317	1,690	9,280,691	9,723,698	78.404%
John L. Miclot	36,462	36,922	0	73,384	2.325%
Timothy A. Bertram, D.V.M., Ph. D.	20,603	21,775	0	42,378	1.349%
David I. Scheer	18,839	1,690	0	20,529	*
A. Brian Davis	8,466	8,288	0	16,754	*
Lorin J. Randall	379	3,136	0	3,515	*
Richard E. Kuntz, M.D., M. Sc.	0	1,920	0	1,920	*
Diane K. Jorkasky, M.D.	0	1,833	0	1,833	*
All current directors and executive officers as a group (8 persons)	526,066	77,254	9,280,691	9,884,011	79.214%

* Less than one percent.

(1)
This table and the information included in the notes below are based upon information supplied by named executive officers, directors and principal stockholders, including, reports and any amendments thereto filed on Schedule 13D, Schedule 13G, Form 3, and Form 4 with the SEC.  Except as otherwise indicated, the beneficial ownership limitations set forth in the Amended and Restated 2011 Warrants, 2012 Warrants or Convertible Notes, as applicable, have been applied to the table.

(2)
Includes 441,317 shares of common stock and Amended and Restated  2011 Warrants to purchase 6,476,125 shares, of which 242,096 shares and warrants to purchase 3,552,663 shares are held directly by HealthCap IV, L.P., a Delaware limited partnership (“HCLP”); 17,665 shares and warrants to purchase 259,226 shares are held directly by HealthCap IV, K.B., a Swedish limited partnership (“HCKB”); 174,934 shares and warrants to purchase 2,567,075 shares are held directly by HealthCap IV BIS, L.P., a Delaware limited partnership (“HCBIS”); and 6,622 shares and warrants to purchase 97,161 shares are held directly by OFCO Club IV, a Swedish non-registered partnership (“OFCO”) (HCLP, HCKB, HCBIS, and OFCO, collectively “HealthCap Venture Capital”).

Also includes $500,684.92 of the Convertible Notes and 2012 Warrants to purchase 2,136,986 shares of common stock of which $274,666.24 of Convertible Notes and 2012 Warrants to purchase 1,172,310 shares are held directly by HCLP; $20,039.91 of Convertible Notes and 2012 Warrants to purchase 85,532 shares are held directly by HCKB; $198,468.50 of Convertible Notes and 2012 Warrants to purchase 847,089 shares are held directly by HCBIS; and $7,510.27 of Convertible Notes and 2012 Warrants to purchase 32,055 shares are held directly by OFCO.  The Convertible Notes are currently convertible into 667,581 shares of common stock.

HealthCap IV GP SA, L.L.C. (“HCSA”), is the sole general partner of HCLP and HCBIS and has voting and dispositive power over the shares held by HCLP and HCBIS. HealthCap IV GP AB, L.L.C. (“HCAB”), is the sole general partner of HCKB and has voting and dispositive power over the shares held by HCKB.  HCSA and HCAB disclaim beneficial ownership of such shares, except to the extent of their pecuniary interest therein.  Johan Christenson, Carl-Johan Dalsgaard, M.D., Per-Olof Eriksson, Anki Forsberg, Peder Fredrikson, Jacob Gunterberg, Staffan Lindstrand, Bjцrn Odlander, Per Samuelsson and Eugen Steiner, the members of HCSA and HCAB, may be deemed to possess voting and dispositive power over the shares held by HCLP, HCBIS, and HCKB and may be deemed to have indirect beneficial ownership of the shares held by such entities.  The members, including Dr. Dalsgaard, who is one of our directors, disclaim beneficial ownership of shares held by HCLP, HCBIS and HCKB except to the extent of any pecuniary interest therein.

Odlander, Fredrikson & Co AB, L.L.C. (“OFCO AB”) is a member of OFCO and has voting and dispositive power over the shares held by OFCO. OFCO AB disclaims beneficial ownership of such shares, except to the extent of its pecuniary interest therein.  Johan Christenson, Carl-Johan Dalsgaard, M.D., Per-Olof Eriksson, Anki Forsberg, Peder Fredrikson, Staffan Lindstrand, Bjцrn Odlander, Per Samuelsson and Eugen Steiner, the members of OFCO AB, may be deemed to possess voting and dispositive power over the shares held by OFCO and may be deemed to have indirect beneficial ownership of the shares held by OFCO.  Such persons, including Dr. Dalsgaard, who is one of our directors, disclaim beneficial ownership of shares held by OFCO except to the extent of any pecuniary interest therein.

The addresses of the entities affiliated with HealthCap are Strandvagen 5B, SE-114 51 Stockholm, Sweden and 18 Avenue d’Ouchy, CH-1006 Lausanne, Switzerland.  None of the entities affiliated with HealthCap are subject to the beneficial ownership limitations set forth in the 2011 Warrants, Amended and Restated 2011 Warrants, 2012 Warrants or the Convertible Notes.

(3)
According to a Schedule 13D/A filed on January 11, 2013, comprised of 247,350 shares of common stock.  The Amended and Restated 2011 Warrants allow the holder to purchase an additional 4,857,068 shares based on an adjusted exercise price of $1.10 per share. The address of Medtronic, Inc. is 710 Medtronic Parkway, LC 270, Minneapolis, MN 55432-5604.  Under the terms of the Amended and Restated 2011 Warrants, the number of shares of our common stock that may be acquired by such holder upon any exercise of such warrants is generally limited to the extent necessary to ensure that, following such exercise, the total number of shares of our common stock then beneficially owned by a holder, together with its affiliates and any other persons or entities whose beneficial ownership, as calculated pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the applicable regulations of the SEC, could not exceed 4.99% of the total number of shares of our common stock then issued and outstanding.  This limitation may be increased to 9.99% of the total number of shares of our common stock then issued and outstanding upon 61 days written notice from the holder to the Company.  Dr. Richard E. Kuntz, one of our directors, is Senior Vice President and Chief Scientific Clinical and Regulatory Officer of Medtronic, Inc.

(4)
Includes 32,176 shares of common stock, of which 31,574 shares are held directly by Bay City Capital Fund V, LP and 602 shares are held directly by Bay City Capital Fund V Co-Investment Fund, LP. Pursuant to a Securities Purchase Agreement dated October 2, 2012, Bay City Capital Fund V, LP and Bay City Capital Fund V Co-Investment Fund, LP (collectively, “Bay City Capital Funds”) purchased $1,000,000 of the Convertible Notes and 2012 Warrants to purchase 4,000,000 shares of our common stock.  The Convertible Notes are currently convertible into 1,333,333 shares of common stock.  Bay City Capital LLC is the manager of the general partner of Bay City Capital Funds. Carl Goldfischer and Fred Craves are managing directors of Bay City Capital LLC and have voting and dispositive power with respect to shares held by Bay City Capital Funds. Each such person disclaims beneficial ownership of shares held by Bay City Capital Funds except to the extent of any pecuniary interest he has therein. The address of Bay City Capital Funds is 750 Battery Street, Suite 400, San Francisco, CA 94111.  The Convertible Notes and 2012 Warrants held by Bay City Capital Funds prohibit the holder from acquiring shares of common stock upon conversion of the Convertible Notes or exercise of the 2012 Warrants to the extent that, upon such exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would exceed 9.985% of the total number of shares of our common stock then issued and outstanding.

(5)
Pursuant to a Securities Purchase Agreement dated October 2, 2012, Celgene Corporation purchased $5,002,283.10 of the Convertible Notes and 2012 Warrants to purchase 10,228,310 shares of our common stock.  The Convertible Notes are currently convertible into 6,669,711 shares of common stock.  The address of Celgene Corporation is 86 Morris Avenue, Summit, NJ 07901.  Celgene Corporation has board observer rights which can be converted to a seat on the Company’s board of directors at any time at Celgene Corporation’s election.  The following executive officers of Celgene Corporation have the power to vote and dispose of the shares held by Celgene Corporation: Robert J. Hugin (Chief Executive Officer, President and Chairman of the Board), Jacqualyn A. Fouse (Executive Vice President and Chief Financial Officer), and Perry A. Karsen (Executive Vice President and Chief Operations Officer).  Each such person disclaims beneficial ownership of shares held by Celgene Corporation except to the extent of any pecuniary interest he or she has therein.  The Convertible Notes and 2012 Warrants held by Celgene Corporation prohibit the holder from acquiring shares of common stock upon conversion of the Convertible Notes or exercise of the 2012 Warrants to the extent that, upon such exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would exceed 9.985% of the total number of shares of our common stock then issued and outstanding.

(6)
Includes 16,088 shares of common stock, of which 5,631 shares are held directly by DAFNA Lifescience LTD, 3,861 shares are held directly by DAFNA Lifescience Market Neutral LTD and 6,596 shares are held directly by DAFNA Lifescience Select LTD.  Pursuant to a Securities Purchase Agreement dated March 1, 2011, and an Exchange Agreement effective December 31, 2012, DAFNA Lifescience Market Neutral LTD, DAFNA Lifescience Select LTD and DAFNA Lifescience LTD (collectively, “DAFNA Capital”) purchased  Amended and Restated 2011 Warrants to purchase 553,316 shares of our common stock.  Pursuant to a Securities Purchase Agreement dated October 2, 2012, DAFNA Capital purchased $500,000 of the Convertible Notes and 2012 Warrants to purchase 2,000,000 shares of our common stock.  The Convertible Notes are currently convertible into 666,667 shares of common stock.  Nathan Fischel and Fariba Ghodsian, managing members of DAFNA Capital Management, LLC, have voting and dispositive power with respect to the shares held by the DAFNA Capital.  The address of DAFNA Capital is DAFNA Capital Management, LLC, 10990 Wilshire Boulevard, Suite 1400, Los Angeles, CA 90024.  Under the terms of the Amended and Restated 2011 Warrants, the number of shares of our common stock that may be acquired by such holder upon any exercise of such warrants is generally limited to the extent necessary to ensure that, following such exercise, the total number of shares of our common stock then beneficially owned by a holder, together with its affiliates and any other persons or entities whose beneficial ownership, as calculated pursuant to Section 13(d) of the Exchange Act and the applicable regulations of the SEC, could not exceed 4.99% of the total number of shares of our common stock then issued and outstanding.  This limitation may be increased to 9.99% of the total number of shares of our common stock then issued and outstanding upon 61 days written notice from the holder to the Company.  The Convertible Notes and 2012 Warrants held by DAFNA Capital prohibit the holder from acquiring shares of common stock upon conversion of the Convertible Notes or exercise of the 2012 Warrants to the extent that, upon such exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would exceed 9.985% of the total number of shares of our common stock then issued and outstanding.

(7)
Includes 88,967 shares of common stock, of which 48,042 shares are held directly by Deerfield Special Situations International Master Fund, L.P. and 40,925 shares are held directly by Deerfield Special Situations Fund, L.P.  Pursuant to a Securities Purchase Agreement dated March 1, 2011 and an Exchange Agreement effective December 31, 2012, Deerfield Special Situations Fund, L.P. and Deerfield Special Situations International Master Fund, L.P. (together, the “Deerfield Funds”) hold Amended and Restated 2011 Warrants to purchase 2,775,482 shares of our common stock based on an adjusted exercise price of $1.10 per share.  Pursuant to a Securities Purchase Agreement dated October 2, 2012, the Deerfield Funds purchased $3,000,000 of the Convertible Notes and 2012 Warrants to purchase 12,313,243 shares of our common stock.  The Convertible Notes are currently convertible into 4,000,000 shares of common stock.  James E. Flynn has the power to vote or dispose of the shares held by the Deerfield Funds.  The address of the Deerfield Funds is c/o Deerfield Management Co., 780 Third Avenue, 37th Floor, New York, NY 10017.  Under the terms of the Amended and Restated 2011 Warrants, the number of shares of our common stock that may be acquired by such holder upon any exercise of such warrants is generally limited to the extent necessary to ensure that, following such exercise, the total number of shares of our common stock then beneficially owned by a holder, together with its affiliates and any other persons or entities whose beneficial ownership, as calculated pursuant to Section 13(d) of the Exchange Act and the applicable regulations of the SEC, could not exceed 4.99% of the total number of shares of our common stock then issued and outstanding.  This limitation may be increased to 9.99% of the total number of shares of our common stock then issued and outstanding upon 61 days written notice from the holder to the Company.  The Convertible Notes and 2012 Warrants prohibit the holder from acquiring shares of common stock upon conversion of the Convertible Notes or exercise of the 2012 Warrants to the extent that, upon such exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would exceed 9.985% of the total number of shares of our common stock then issued and outstanding.

(8)
On March 14, 2011, Horizon Technology Finance Corporation (“Horizon Technology Finance”) received warrants to purchase 7,068 shares of our common stock. On October 2, 2012, in connection with an amendment to its Venture Loan Agreement with the Company, Horizon Credit II, LLC (“Horizon Credit”), a wholly-owned subsidiary of Horizon Technology Finance, received 2012 Warrants to purchase 1,708,177 shares of our common stock.  The principal address of Horizon Technology Finance is 312 Farmington Ave, Farmington CT 06032.  Robert D. Pomeroy, Jr., as CEO of Horizon Technology Finance, may be deemed to possess voting and dispositive power over the shares of common stock which Horizon Technology Finance may obtain upon its exercise of its warrant and over the shares of common stock which Horizon Credit may obtain upon its exercise of the 2012 Warrants.  The 2012 Warrants held by Horizon Credit prohibit the holder from acquiring shares of common stock upon exercise of these warrants to the extent that, upon such exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would exceed 9.985% of the total number of shares of our common stock then issued and outstanding.

(9)
Includes 160,952 shares of common stock, of which 96,571 shares are held directly by RA Capital Healthcare Fund, L.P. (“RA Capital”) and 64,381 shares are held directly by Blackwell Partners, LLC (“Blackwell”).  Pursuant to a Securities Purchase Agreement dated March 1, 2011 and an Exchange Agreement effective December 31, 2012, RA Capital and Blackwell hold Amended and Restated 2011 Warrants to purchase 2,775,482 shares of our common stock.  Pursuant to a Securities Purchase Agreement dated October 2, 2012, RA Capital and Blackwell purchased $5,002,283.11 of the Convertible Notes and 2012 Warrants to purchase 20,456,621 shares of our common stock.  The Convertible Notes are currently convertible into 6,669,710 shares of common stock.  Mr. Kolchinsky is the manager of RA Capital Management, LLC, which is the investment adviser and sole general partner of RA Capital and the investment adviser of Blackwell.  Mr. Kolchinsky has the sole power to vote or dispose of the shares held by RA Capital and Blackwell.  The principal address of RA Capital Management, LLC is 20 Park Plaza, Suite 1200, Boston, MA 02116.  Under the terms of the Amended and Restated 2011 Warrants, the number of shares of our common stock that may be acquired by such holder upon any exercise of such warrants is generally limited to the extent necessary to ensure that, following such exercise, the total number of shares of our common stock then beneficially owned by a holder, together with its affiliates and any other persons or entities whose beneficial ownership, as calculated pursuant to Section 13(d) of the Exchange Act and the applicable regulations of the SEC, could not exceed 4.99% of the total number of shares of our common stock then issued and outstanding.  This limitation may be increased to 9.99% of the total number of shares of our common stock then issued and outstanding upon 61 days written notice from the holder to the Company.  The Convertible Notes and 2012 Warrants prohibit the holder from acquiring shares of common stock upon conversion of the Convertible Notes or exercise of the 2012 Warrants to the extent that, upon such exercise, the number of shares of common stock then beneficially owned by the holder and its affiliates and any other persons or entities whose beneficial ownership of common stock would be aggregated with the holder’s for purposes of Section 13(d) of the Exchange Act would exceed 9.985% of the total number of shares of our common stock then issued and outstanding.

(10)
According to a Schedule 13G/A filed on February 14, 2013, comprised of 204,378 shares held by Oak Investment Partners XI, Limited Partnership (“Oak Investment Partners XI”), 901 Main Avenue, Suite 600, Norwalk, CT 06851.  Oak Associates XI, LLC is the general partner of Oak Investment Partners XI.  Oak Management Corporation is the manager of Oak Investment Partners XI.  Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman and Ann H. Lamont are the managing members of Oak Investment Partners XI and, as such, may be deemed to possess shared beneficial ownership of any shares of common stock held by such entities.

(11)
Also includes shares beneficially owned by HealthCap Venture Capital (see footnote 2).  Dr. Dalsgaard is a member of HCSA, which is the sole general partner of HCLP as well as HCBIS, and has shared voting power and shared investment power with HCLP and HCBIS.  Dr. Dalsgaard is also a member of HCAB, which is the sole general partner of HCKB and has shared voting power and shared investment power with HCKB.  Dr. Dalsgaard has disclaimed beneficial ownership of the shares listed in footnote 2 except to the extent of his pecuniary interest therein. The address for Dr. Dalsgaard is Strandvдgen 5B, SE-114 51 Stockholm, Sweden and 18 Avenue d’Ouchy, CH-1006 Lausanne, Switzerland.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Item 404 of Regulation S-K requires us to disclose any transaction since January 1, 2011, in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for 2012 and 2011 in which we are a participant and in which any related person has or will have a direct or indirect material interest.  A related person is any executive officer, director, nominee for director, beneficial holder of 5% or more of our common stock, or an immediate family member of any of those persons.

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

Agreements with Stockholders

2011 Financing

In March 2011, we closed a private placement transaction pursuant to which we sold securities consisting of 1,107,939 shares of common stock and warrants to purchase 1,046,102 shares of common stock pursuant to a securities purchase agreement.  The purchase price per security was $28.30.  In connection with the private placement, we also entered into a registration rights agreement with those investors that purchased our common stock and warrants to purchase our common stock.  Upon the closing of the private placement, Medtronic, Inc. became a beneficial owner of more than 5% of our voting securities.  In connection with the private placement, we entered into a Right of First Refusal and Right of First Negotiation Agreement with Medtronic, Inc. pursuant to which we granted Medtronic a right of first refusal to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to our Neo-Kidney Augment program (an NKA transaction) until October 31, 2013.  Additionally, from November 1, 2013 through July 1, 2014, Medtronic will have a right of first negotiation with respect to an NKA transaction, with an option to convert that right of first negotiation to a right of first refusal. On October 2, 2012, we and Medtronic, Inc. mutually terminated this agreement.  Dr. Kuntz, who is a member of our Board of Directors, is an executive officer of Medtronic, Inc.  Additionally, funds affiliated with HealthCap Venture Capital, which prior to the offering beneficially owned 14.4% of our voting securities, became the beneficial owner of up to 25.99% of our voting securities.  Dr. Dalsgaard, who is a member of our Board of Directors, is affiliated with HealthCap Venture Capital.  Neither Dr. Kuntz nor Dr. Dalsgaard participated in any discussions or negotiations related to the private placement and Dr. Kuntz did not participate in any discussions or negotiations related to the Right of First Refusal and Right of First Negotiation Agreement.

The following table summarizes the participation in the private placement by any of our current directors, executive officers, 5% stockholders or any member of the immediate family of any of the foregoing persons:

Name	Aggregate consideration paid	Shares of common stock Issued	Shares of common stock underlying outstanding warrants
HealthCap Venture Capital	$7,000,005	247,352	247,352
Medtronic, Inc.	$7,000,005	247,350	185,513
Deerfield Management Co.	$2,999,998	106,008	106,008
Great Point Partners, LLC	$2,830,000	100,000	100,000
Empery Asset Management, LP	$2,500,008	88,340	88,340

We recently amended and restated the warrants issued in this private placement.  All holders exchanged their warrants for amended and restated warrants containing various amendments, including an adjusted exercise price from $28.80 to $1.10 per share. With respect to our current directors, executive officers, beneficial owners of 5% of our common stock, or any member of the immediate family of any of the foregoing persons, the following table demonstrates the number of shares of common stock underlying the Amended and Restated 2011 Warrants that are held by such persons as a result of the amendment and restatement of the warrants:

Name	Shares of common stock underlying original 2011 Warrants	Shares of common stock underlying Amended and Restated 2011 Warrants
HealthCap Venture Capital	247,352	6,476,125
Medtronic, Inc.	185,513	4,857,068
RA Capital Management, LLC	106,008	2,775,482
Deerfield Special Situations International Master Fund, L.P.	64,664	1,693,047
Deerfield Special Situations Fund L.P.	41,343	1,082,435
DAFNA Capital	21,210	555,316

2012 Financing

In September 2012, we issued the Demand Notes in the aggregate amount of $1 million to certain new and existing investors in the Bridge Financing.  The Demand Notes bore interest at a rate of 10% per year.  The outstanding principal balance, with any accrued interest, was payable on demand at any time on or after October 7, 2012.  Each holder of a Demand Note, in its sole discretion, could exchange the principal balance of its Demand Note, together with accrued interest, for the first tranche of debt securities and warrants issued by the Company after September 7, 2012.  In October 2012, we closed the 2012 Financing pursuant to which we issued the Convertible Notes and 2012 Warrants, in which we raised approximately $15 million in gross proceeds, including the value of Demand Notes exchanged for Convertible Notes and 2012 Warrants.  None of the principal from the 2012 Financing has been repaid yet.  Deerfield Special Situations International Master Fund, L.P, Deerfield Special Situations Fund L.P., and funds affiliated with HealthCap Venture Capital, each of whom were a 5% stockholder prior to the 2012 Transaction, participated in the Bridge Financing and the 2012 Financing.  As a result of the 2012 Financing, Bay City Capital, Celgene Corporation, DAFNA Capital, RA Capital Management LLC became beneficial owners of 5% of our common stock.  The 2012 Financing was considered a “Subsequent Offering” and all holders of Demand Notes exchanged their Demand Notes for the Convertible Notes and 2012 Warrants issued in the 2012 Financing.  Dr. Dalsgaard, who is a member of our Board of Directors, is affiliated with HealthCap Venture Capital and did not participate in any discussions regarding the Bridge Financing or the 2012 Financing.  The following table summarizes their participation:

Name	Aggregate consideration paid	Principal amount of Notes	Shares of common stock underlying warrants
Bay City Capital	$1,000,000.00	$1,000,000.00	4,000,000
Celgene Corporation	5,002,283.10	5,002,283.10	10,228,310
DAFNA Capital	500,000.00	500,000.00	2,000,000
Deerfield Management Co	3,000,000.00	300,000.00	12,313,243
HealthCap Venture Capital	500,684.92	500,684.92	2,136,986
RA Capital Management, LLC	5,002,283.11	5,002,283.11	20,456,621

On November 30, 2012, we notified the holders of the Convertible Notes of our intention to pay the interest due on January 1, 2013 with shares of common stock in lieu of cash.  On December 31, 2012, the holders of the Convertible Notes agreed to extend the payment date to February 1, 2013.  On January 30, 2013, the holders of the Convertible Notes agreed to extend the interest payment date to February 15, 2013.  The aggregate amount of the interest payment was $560,051.31 and we issued 482,804 shares of restricted common stock in satisfaction of these interest payments.

In connection with the 2012 Financing, we entered into a registration rights agreement, securities purchase agreement, and facility agreement with the investors.  In connection with those agreements, we agreed to file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the Convertible Notes and the exercise of the 2012 Warrants.  We also granted the holders of the Convertible Notes the right to require us to sell to such holders up to an additional $20,000,000 in securities on the same terms as the Convertible Notes and 2012 Warrants (the “Call Option”).  The Call Option may be exercised by these holders at any time or from time to time on or before June 30, 2013.  The conversion price of the notes and exercise price of the warrants issued pursuant to the terms of the Call Option will be no greater than $0.75 and, may be lower if the conversion price on the Convertible Notes and the exercise price of the 2012 Warrants is adjusted pursuant to the terms of such instruments.

In addition, we entered into a Right of First Negotiation Agreement (the “ROFN Agreement”) with Celgene Corporation (“Celgene”), one of the selling stockholders, pursuant to which we granted Celgene a right of first negotiation to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to our Neo-Urinary Conduit program.  The ROFN Agreement provides for Celgene to receive 2012 Warrants to purchase 50% fewer of the shares that otherwise would have been issued to Celgene in the 2012 Financing.  In the event of a change in control of the Company, the ROFN Agreement and all of Celgene’s rights pursuant thereto will automatically terminate in all respects and be of no further force and effect.

As part of the 2012 Financing, we also granted Board observer rights to Celgene Corporation.  Furthermore, the Company agreed to convert Celgene’s Board observer right to a seat on the Company’s Board at any time at Celgene’s election.

Also in connection with the 2012 Financing, we, Horizon Credit II LLC and Horizon Technology Finance Corporation entered into a First Amendment of Venture Loan and Security Agreement (the “Loan Amendment”).  The Loan Amendment amends the Venture Loan and Security Agreement dated as of March 14, 2011 pursuant to which Horizon made a loan of $5 million to us (the “Horizon Loan”).  The Loan Amendment provides that, effective September 1, 2012, the maturity date for the Horizon Loan is extended from January 1, 2014 until May 1, 2014.  We are now required to make monthly interest payments of $39,654.12 through June 1, 2013 and monthly interest and principal payments of $354,779.67 from July 1, 2013 through and including May 1, 2014.  Horizon’s security now includes a lien on our intellectual property assets.  Effective September 1, 2012, the interest rate on the Horizon Loan was increased from 11.75% to 13.0% per annum.  In connection with the Loan Amendment, we issued Horizon the Horizon Warrants and, upon such issuance, Horizon became a beneficial owner of 5% of our common stock.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors, executive officers and certain of our key employees.  As permitted by the Delaware General Corporation Law, we have adopted provisions in our amended and restated certificate of incorporation that limit or eliminate the personal liability of our directors to us for monetary damages for a breach of their fiduciary duty as a director, except for liability for any:

•	breach of the director’s duty of loyalty to us or our stockholders;

•	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

•	unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

•	transaction from which the director derived an improper personal benefit.

Pursuant to our amended and restated certificate of incorporation and amended and restated bylaws, we are obligated, to the maximum extent permitted by Delaware law, to indemnify each of our directors and officers against expenses (including attorneys’ fees), judgments, fines, settlements and other amounts actually and reasonably incurred in connection with any proceeding, arising by reason of the fact that such person is or was an agent of the corporation.  A “director” or “officer” includes any person who is or was a director or officer of us or as a director, partner, trustee, officer, employee or agent of any other corporation, partnership, limited liability company, joint venture, trust, employee benefit plan, foundation, association, organization or other legal entity which such person is or was serving at our request, but does not include the status of a person who is serving or has served as a director, officer, employee or agent of a constituent corporation absorbed in a merger or consolidation transaction with the Company with respect to such person’s activities prior to said transaction unless specifically authorized by our Board of Directors or our stockholders.  Pursuant to our amended and restated bylaws, we also have the power to indemnify our employees to the extent permitted under Delaware law.  Our amended and restated bylaws provide that we shall advance expenses to directors in connection with any proceeding in which such director is involved because of his or her status as a director and we may, at the discretion of our Board of Directors, advance expenses to officers and employees in connection with any proceeding in which such officer or employee is involved because of his or her status as such.  Our amended and restated bylaws permit us to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of us or, at our request, served in such a capacity for another enterprise.

Board Determination of Independence

Our common stock is quoted on the OTCQB, which does not have director independence requirements.  However, for purposes of determining director independence, we have applied the definitions set forth in NASDAQ Rule 5605(a)(2) which states, generally, that a director is not considered to be independent if he or she is, or at any time during the past three years was, an employee of the company; or if he or she (or his or her family member) accepted compensation from the company in excess of $120,000 during any twelve month period within the three years preceding the determination of independence.

In March 2012, our Board of Directors undertook a review of the composition of our Board of Directors and its committees and the independence of each director.  Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors determined that none of Carl-Johan Dalsgaard, M.D., Ph.D., Diane K. Jorkasky, M.D., Richard Kuntz, M.D., M.Sc., Lorin J. Randall, or David I. Scheer, representing five of six of our current total number of directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under NASDAQ Rule 5605(a)(2).  Mr. Flora also served on the Board of Directors for part of 2012 and was determined to be independent as well.  In making such determinations, the Board of Directors considered the relationships that each such non-employee director has with our Company and other facts and circumstances the Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

There are no family relationships among any of our directors or executive officers.

Item 14.        Information About Fees of Independent Registered Public Accounting Firm

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

Fee Category	2012	2011
Audit Fees	$420,212	$295,000
Audit-Related Fees	—	18,000
Tax Fees	15,000	16,000
All Other Fees	—	—
Total Fees	$435,212	$329,000

Audit Fees include fees for services associated with the annual audit and the reviews of the Company’s quarterly reports on Form 10-Q.  Audit-related fees principally included accounting consultation services.  Tax fees included tax compliance, tax advice, and tax planning services.

Pre-Approval Policies and Procedures

The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services and related fees that are to be performed by our independent registered public accounting firm.  These policies generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.  The Audit Committee has delegated to the chair of the Audit Committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm.  Any approval of services by the chair of the Audit Committee pursuant to this delegated authority is reported on at the next regular meeting of the Audit Committee.  All audit or non-audit services performed by our independent registered accounting firm were approved in advance in accordance with the procedures outlined above.

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

TENGION, INC.

Date: March 28, 2013	By: /s/ John L. Miclot
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

Signature	Title	Date
/s/ John L. Miclot John L. Miclot	President and Chief Executive Officer, Director (Principal Executive Officer)	March 28, 2013
/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	March 28, 2013
/s/ David I. Scheer David I. Scheer	Chairman of the Board of Directors	March 28, 2013
/s/ Carl-Johan Dalsgaard Carl-Johan Dalsgaard, M.D., Ph.D.	Director	March 28, 2013
/s/ Diane K. Jorkasky Diane K. Jorkasky, M.D.	Director	March 28, 2013
/s/ Richard E. Kuntz Richard E. Kuntz, M.D., M.Sc.	Director	March 28, 2013
/s/ Lorin J. Randall Lorin J. Randall	Director	March 28, 2013

TENGION, INC.

Report of Independent Registered Public Accounting Firm

Board of Directors
Tengion, Inc.

We have audited the accompanying balance sheet of Tengion, Inc. (the Company) (a development stage enterprise) as of December 31, 2012 and 2011, and the related statements of operations, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the years then ended, and for the period July 10, 2003 (inception) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years then ended and for the period from July 10, 2003 (inception) through December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations and deficits in operating cash flow that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 26, 2013

TENGION, INC.
(A Development-Stage Company)

Balance Sheets
(in thousands, except per share data)
	December 31,
	2011	2012

ASSETS
Current assets:
Cash and cash equivalents, including $1,194 of cash as of December 31, 2011 collateralizing letters of credit (Note 16)	$9,244	$7,536
Short-term investments	6,066	—
Restricted cash	—	1,000
Prepaid expenses and other	408	360
Total current assets	15,718	8,896
Property and equipment, net of accumulated depreciation of $12,622 and $13,072 as of December 31, 2011 and 2012, respectively	1,021	612
Other assets	1,078	2,927

Total assets	$17,817	$12,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt, net of debt discount of $157 as of December 31, 2012	$2,205	$1,786
Current portion of lease liability	739	536
Accounts payable	829	644
Accrued compensation and benefits	2,354	716
Accrued expenses	437	1,454
Derivative liability	—	2,449
Warrant liability	2,511	6,178
Total current liabilities	9,075	13,763
Long-term debt and embedded derivative, net of debt discount of $7,515 as of December 31, 2012	2,782	9,483
Lease liability	943	524
Other liabilities	2	8
Total liabilities	12,802	23,778

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2011 and 2012, respectively	—	—
Common stock, $0.001 par value; 750,000 shares authorized; 2,381 and 2,449 shares issued and outstanding at December 31, 2011 and 2012, respectively	2	2
Additional paid-in capital	235,257	235,828
Deficit accumulated during the development stage	(230,244)	(247,173)
Total stockholders’ equity (deficit)	5,015	(11,343)
Total liabilities and stockholders’ equity (deficit)	$17,817	$12,435

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations
(in thousands, except per share data)

			Period from July 10, 2003 (inception) through December 31,
	Year Ended December 31,
	2011	2012	2012
Revenue	$—	$—	$—

Operating expenses:
Research and development	13,293	10,103	127,960
General and administrative	7,191	5,496	47,389
Depreciation	3,141	456	23,608
Impairment of property and equipment	7,371	—	7,371
Other expense	1,705	165	1,870

Total operating expenses	(32,701)	(16,220)	(208,198)
Interest income	53	277	8,539
Interest expense	(849)	(2,957)	(17,846)
Change in fair value of embedded derivative and derivative liability	—	944	944
Change in fair value of warrant liability	14,436	1,277	17,775
Net loss attributable to common stockholders	$(19,061)	$(16,929)	$(198,786)

Basic and diluted net loss attributable to common stockholders per share	$(8.82)	$(7.13)

Weighted-average common stock outstanding – basic and diluted	2,162	$2,374

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)
(in thousands, except per share data)

			Stockholders’ equity (deficit)
	Redeemable convertible				Additional		Deficit accumulated during the
	preferred stock		Common stock		paid-in	Deferred	development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total

Balance, July 10, 2003	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	—	—	138	—	—	—	—	—
Effect of June 2012 reverse stock split (see Note 3)	—	—	(124)	—	—	—	—	—
Net loss	—	—	—	—	—	—	(1,032)	(1,032)
Balance, December 31, 2003	—	—	14	—	—	—	(1,032)	(1,032)
Issuance of Series A Redeemable Convertible Preferred stock at $1.62 per share, net of expenses	18,741	30,126	—	—	—	—	—	—
Conversion of notes payable, including interest	2,203	3,562	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees	—	—	24	1	336	(336)	—	1
Issuance of common stock to consultants	—	—	14	—	21	—	—	21
Issuance of common stock to convertible noteholders	—	—	9	—	67	—	—	67
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	14	(14)	—	—
Amortization of deferred compensation	—	—	—	—	—	23	—	23
Change in value of restricted common stock subject to vesting	—	—	—	—	11	(11)	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	1,035	—	—	—	—	(1,035)	(1,035)
Net loss	—	—	—	—	—	—	(2,438)	(2,438)
Balance, December 31, 2004	20,944	34,723	61	1	449	(338)	(4,505)	(4,393)
Issuance of Series A Redeemable Convertible Preferred stock at $1.62 per share, net of expenses	3,247	5,223	—	—	—	—	—	—
Issuance of restricted common stock to employees and nonemployees at $2.32 per share	—	—	6	—	140	(139)	—	1
Issuance of warrants to purchase preferred stock to noteholders	—	—	—	—	681	—	—	681
Issuance of options to purchase common stock to consultants for services rendered	—	—	—	—	7	(7)	—	—
Amortization of deferred compensation	—	—	—	—	—	111	—	111
Accretion of redeemable convertible preferred stock to redemption value	—	3,164	—	—	—	—	(3,164)	(3,164)
Net loss	—	—	—	—	—	—	(9,627)	(9,627)
Balance, December 31, 2005	24,191	43,110	67	1	1,277	(373)	(17,296)	(16,391)
Issuance of Series B Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	27,637	50,040	—	—	—	—	—	—
Issuance of restricted common stock to employees	—	—	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	9	—	—	9
Repurchased nonvested restricted stock	—	—	(1)	—	—	—	—	—
Reclassification of deferred compensation	—	—	—	—	(373)	373	—	—
Reclassification of warrants to purchase preferred stock	—	—	—	—	(681)	—	—	(681)
Stock-based compensation expense	—	—	—	—	400	—	—	400
Accretion of redeemable convertible preferred stock to redemption value	—	5,640	—	—	—	—	(5,640)	(5,640)
Net loss	—	—	—	—	—	—	(20,873)	(20,873)
Balance, December 31, 2006	51,828	98,790	66	1	632	—	(43,809)	(43,176)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	18,333	33,219	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	3	—	60	—	—	60
Repurchased vested restricted stock	—	—	(1)	—	(94)	—	—	(94)
Stock-based compensation expense	—	—	—	—	664	—	—	664
Accretion of redeemable convertible preferred stock to redemption value	—	8,742	—	—	—	—	(8,742)	(8,742)
Net loss	—	—	—	—	—	—	(30,988)	(30,988)
Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

 Statements of Redeemable Convertible Preferred Stock
 and Stockholders’ Equity (Deficit) – (continued)
(in thousands, except per share data)

			Stockholders’ equity (deficit)
	Redeemable convertible				Additional		Deficit accumulated during the
	preferred stock		Common stock		paid-in	Deferred	development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	(16,929)	(16,929)
Balance, December 31, 2012	—	$—	2,449	$2	$235,828	$—	$(247,173)	$(11,343)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Period from July 10, 2003 (inception) through December 31,
	2011	2012	2012
Cash flows from operating activities:
Net loss	$(19,061)	$(16,929)	$(198,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,141	456	23,608
Change in fair value of embedded derivative and derivative liability	—	(944)	(944)
Change in fair value of warrant liability	(14,436)	(1,277)	(17,775)
Charge related to lease liability	1,705	165	1,870
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	7,371	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	162	1,614	4,162
Noncash rent (income) expense	(24)	7	224
Stock-based compensation expense	834	566	5,745
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(802)	(1,070)	(2,698)
Accounts payable	(283)	(252)	618
Accrued expenses and other	(495)	(1,797)	966
Net cash used in operating activities	(21,888)	(19,461)	(175,669)

Cash flows from investing activities:
Purchases of short-term investments	(13,066)	—	(324,508)
Increase in restricted cash	—	(1,000)	(1,000)
Sales and redemptions of short-term investments	7,000	6,066	324,657
Cash paid for property and equipment	(81)	(48)	(31,722)
Proceeds from the sale of property and equipment	—	—	11
Net cash (used in) provided by investing activities	(6,147)	5,018	(32,562)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	29,023	5	54,922
Repurchases of common stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	4,908	14,196	53,713
Payments on long-term debt	(8,624)	(1,466)	(32,734)
Net cash provided by financing activities	25,307	12,735	215,767

Net (decrease) increase in cash and cash equivalents	(2,728)	(1,708)	7,536
Cash and cash equivalents, beginning of period	11,972	9,244	—
Cash and cash equivalents, end of period	$9,244	$7,536	$7,536

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Notes to Financial Statements

(1)           Organization and Nature of Operations

Tengion, Inc. (the Company) was incorporated in Delaware on July 10, 2003. The Company is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using its Organ Regeneration Platform, the Company creates these neo-organs using a patient’s own cells, or autologous cells.  The Company believes its proprietary product candidates harness the intrinsic regenerative pathways of the body to regenerate a range of native-like organs and tissues. The Company’s product candidates are intended to delay or eliminate the need for chronic disease therapies, organ transplantation, and the administration of anti-rejection medications.  In addition, the Company’s neo-organs are designed to replace the need to substitute other tissues of the body for a purpose to which they are poorly suited.

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

On September 4, 2012, the Company was notified by NASDAQ of its determination to delist the Company’s common stock from NASDAQ effective at the open of business on September 6, 2012, due to its failure to comply with the minimum $2.5 million stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Effective at the opening of the market on September 6, 2012, the Company’s common stock was transferred from the Nasdaq Capital Market to the OTCQB, which is operated by OTC Markets, Inc., and continues to trade under the symbol “TNGN.”

 (2)           Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $247.2 million as of December 31, 2012, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

Based upon the Company’s current expected level of operating expenditures and debt repayment, and assuming the Company is not required to settle any outstanding warrants in cash or redeem, or pay cash interest on any of its Senior Secured Convertible Notes,  it expects to be able to fund operations through May 2013.  This period could be shortened if there are any unanticipated significant increases in planned spending on development programs or other unforeseen events.  The Company plans to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or if available, on terms acceptable to the Company.

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

(b)Fair Value of Financial Instruments

As of December 31, 2011 and 2012, the carrying amounts of financial instruments held by the Company, which include cash equivalents, short-term investments, prepaid expenses and other current assets, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments.  In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates.

(c)Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  As of December 31, 2011, cash and cash equivalents included government-backed money market funds, commercial paper, and various bank deposit accounts.  As of December 31, 2011, $1.2 million of the Company’s cash was held in a separate account collateralizing letters of credit issued by a bank in favor of the landlord of its leased facility in East Norriton, Pennsylvania.

(d)Short-term Investments

The Company classifies investments as held-to-maturity at the time of purchase and reevaluates such designation as of each balance sheet date.  Securities are classified as held-to-maturity when the Company has the positive intent and the ability to hold the securities until maturity.  Held-to-maturity investments are recorded at amortized cost, adjusted for the accretion of discounts or premiums.  Discounts or premiums are accreted into interest income over the life of the related investment using the straight-line method, which approximates the effective-yield method.  Dividend and interest income are recognized when earned.

(e)Restricted Cash

The Company has deposited $1 million of the gross proceeds of its Senior Secured Convertible Notes (the Convertible Notes) (see footnote 10 for discussion of the Convertible Notes) financing into an escrow account pursuant to an Escrow Agreement between the Company, the lenders, and an escrow agent. Upon the achievement of (1) the successful completion of patient implants in the Phase I clinical trial of the Company’s Neo-Urinary Conduit and (2) analysis of in-life data from the Company’s GLP studies for the Neo-Kidney Augment that demonstrates that continued development is warranted (the Milestones), the lenders will instruct the escrow agent to release the escrowed funds to the Company. If the Milestones are not achieved by March 1, 2013, at the direction of the holders of at least 40% of the aggregate principal amount of the Convertible Notes, including certain specified holders, the escrow agent will transfer to the Company the portion of the escrowed amount that the holders agree is necessary for the orderly disposition of the Company’s assets.  This deposit is classified as restricted cash as of December 31, 2012.

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

(h)Income Taxes

Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the tax provision in the period that includes the enactment date.

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

(j) Embedded Derivative and Derivative Liability

The Company accounts for the Demand Note Exchange Right and the conversion feature embedded in the Convertible Notes (the Conversion Option) in accordance with ASC 815, Derivatives and Hedging (ASC 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a free-standing derivative financial instrument.  The Company classifies these embedded derivatives as part of the carrying value of the debt host instrument.  The Company also accounts for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument is considered a free-standing financial instrument that meets the criteria of a derivative under the guidance. The Company classifies the Call Option as a Derivative Liability on the balance sheet.  The changes in fair value of the embedded derivative or derivative liability are remeasured at each balance sheet date and recorded in current period earnings.

(k)Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants that allow for cash settlement or provide for modification of the warrant exercise price are accounted for as derivative liabilities.  The Company classifies derivative warrant liabilities on the balance sheet as a current liability.  The changes in fair value of the derivative warrant liabilities are remeasured at each balance sheet date and recorded in current period earnings.

(l)Net Loss Per Share

Basic and diluted net loss attributable to common stockholders per share is calculated by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding. For all periods presented, the outstanding shares of unvested restricted stock as well as the number of common shares issuable upon exercise of outstanding stock options and warrants and conversion of notes payable have been excluded from the calculation of diluted net loss attributable to common stockholders per share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and dilutive loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as of December 31, 2011, and 2012, as they would be anti-dilutive:

	Year Ended December 31,
	2011	2012
Shares underlying warrants outstanding	1,064,616	80,250,702
Shares underlying options outstanding	174,872	234,465
Unvested restricted stock	13,988	74,372
Convertible notes payable	—	20,007,002

 (m)Deferred Debt Offering Costs

Deferred debt offering costs include costs directly attributable to the Company’s debt offerings.  In accordance with authoritative literature, these costs are deferred and amortized over the term of the debt using the effective interest method.

(n)Reverse Stock Split

On May 25, 2012, the Company's Board of Directors approved a reverse stock split on the basis of one share of common stock for each currently outstanding 10 shares of pre-split common stock that became effective on June 14, 2012.  All common share and per-share data included in these financial statements reflect such reverse stock split.

(4)    Supplemental Cash Flow Information

The following table contains additional cash flow information for the periods reported (in thousands).

	Year Ended December 31,		Period from July 10, 2003 (inception) through December 31,
	2011	2012	2012
Supplemental cash flow disclosures:
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Exchange of Demand Note for Convertible Note for Convertible Notes	—	1,005	1,005
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	—	3,669	3,669
Fair value of warrants issued with issuance of long-term debt	105	4,944	7,234
Fair value of warrants issued with issuance of common stock	16,947	—	16,947
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability	—	—	123
Cash paid for interest, net of amounts capitalized	722	515	12,793
Cash paid for issuance costs classified as interest expense	—	830	830

(5)    Short-term Investments and Financial Instruments

As of December 31, 2012, the Company had no short-term investments.  As of December 31, 2011, short-term investments consisted of investments in commercial paper and U.S. government agency and corporate securities of $6.1 million.  The Company had the ability and intent to hold these investments until maturity and therefore has classified the investments as held-to-maturity.  Due to the short-term nature of those investments, unrealized gains and losses had been deemed temporary and therefore not recognized in the accompanying financial statements.  Income generated from short-term investments was recorded to interest income.

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

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2011 and 2012 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2011
Assets:
Cash and cash equivalents	$9,244	$—	$—	$9,244
Short-term investments
U.S. government agency funds.	4,021	—	—	4,021
Corporate securities	2,045	—	—	2,045
Short-term investments	6,066	—	—	6,066
	$15,310	$—	$—	$15,310

Liabilities:
Warrant liability	$—	$—	$2,511	$2,511

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)		Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012:
Assets:
Cash and cash equivalents		$7,536	$—	$—	$7,536
Short-term investments		—	—	—	—
		$7,536	$—	$—	$7,536
Liabilities:
Derivative liability		$—	$—	$2,449	$2,449
Embedded derivative liability		—	—	276	276
Warrant liability		—	—	6,178	6,178
	$		$—	$8,903	$8,903

The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

Call Option
Balance at January 1, 2012	$—
Issuance of derivative	3,181
Change in fair value of derivative liability	(732)
Balance at December 31, 2012	$2,449

The fair value of the derivative liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 12 for further discussion of the derivative liability.

The reconciliation of the Demand Note Exchange Right and the Conversion Option measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	Demand Note Exchange Right	Conversion Option	Total Embedded Derivatives
Balance at January 1, 2012	$—	$—	$—
Issuance of derivative	310	488	798
Exercise of exchange right	(310)	—	(310)
Change in fair value of derivative liability	—	(212)	(212)
Balance at December 31, 2012	$—	$276	$276

The fair value of the embedded derivative liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 12 for further discussion of the embedded derivative liability.

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	2011 Warrants	2012 Warrants	Total
Balance at January 1, 2011	$—	$—	$—
Issuance of additional warrants	16,947	—	16,947
Change in fair value of warrant liability	(14,436)	—	(14,436)
Balance at December 31, 2011	2,511	—	2,511
Issuance of additional warrants	—	4,944	4,944
Change in fair value of warrant liability	(133)	(1,144)	(1,277)
Balance at December 31, 2012	$2,378	$3,800	$6,178

The fair value of the warrant liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 13 for further discussion of the warrant liability.

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.  The Company recorded an impairment charge of $7.4 million for the year ended December 31, 2011, to fully write off certain property and equipment as discussed in Note 6.  The Company recorded another charge of $1.8 million in the year ended December 31, 2011 related to the fair value of the liability incurred at the cease-use date related to certain operating leases as discussed in Note 10.  The Company also recorded $1.7 million charge in the year ended December 31, 2011 related to termination benefits as discussed in Note 7.

(6)    Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2012
Office and warehouse equipment	$323	$323
Computer equipment	985	978
Furniture and fixtures	524	524
Laboratory equipment	4,913	4,961
Leasehold improvements	6,898	6,898
	13,643	13,684
Less accumulated depreciation	(12,622)	(13,072)
	$1,021	$612

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

(7)    Accrued compensation and benefits

Accrued compensation and benefits expenses consist of the following (in thousands):

	December 31,
	2011	2012
Accrued severance benefits	$1,774	$—
Other accrued compensation and benefits	580	716
	$2,354	$716

In November 2011, the Company’s Board of Directors approved a restructuring plan designed to fund the Company’s lead development programs through key milestones in 2012, eliminate plans to use its facility in East Norriton, Pennsylvania as a manufacturing center, and centralize its research and development operations in its leased facility in Winston-Salem, North Carolina. The Company is exploring options to significantly reduce the amount of space it currently rents.

The Company offered severance benefits to the terminated employees, and recorded a $1.7 million charge for personnel-related termination costs in the fourth quarter of 2011, of which $0.8 million was included in research and development expense and $0.9 million was included in general and administrative expense in the accompanying statements of operations. As of December 31, 2012 the Company had completed payment of these severance benefits.

As of December 31, 2011 accrued severance benefits also included $0.2 million related to the severance agreement the Company entered into with its former president and chief executive officer in June 2011.  The severance agreement provided for the employee to receive 12 monthly severance payments equal to his current monthly salary and a one-time cash payment equal to his target bonus amount for 2011.  During the year ended December 31, 2011, the Company recorded compensation expense within general and administrative expense and a corresponding liability of $0.7 million for the estimated value of the Company’s obligations under the severance agreement.  As of December 31, 2012, all payments in connection with the severance agreement were made.

The following table summarizes the activity related to accrued severance benefits for the year ended December 31, 2012 (in thousands).

Balance at December 31, 2011	$1,544
Net charges paid	(1,544)
Balance at December 31, 2012	$—

Other accrued compensation and benefits for the year ended December 31, 2011 and 2012 consisted primarily of accrued bonus of $0.4 million and $0.7 million, respectively.

(8)    Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2011	2012
Accrued consulting and professional fees	$119	$387
Accrued research and development	235	453
Accrued interest on convertible notes	—	373
Other	83	241
	$437	$1,454

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

In connection with the restructuring described in Note 7, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term.  Therefore, the Company recorded a liability as November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.  During 2011, the Company recorded a liability and corresponding expense, which is included in other expense on the statement of operations, of $0.9 million, based on the Company’s estimate of the fair value of its obligations.

The following table summarizes the activity related to the lease liability for the year ended December 31, 2011 and 2012 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at January 1, 2011	$—	$—	$—
Initial fair value	933	891	1,824
Charges utilized	(193)	(45)	(238)
Additional charges to operations	88	8	96
Balance at December 31, 2011	828	854	1,682
Charges utilized	(239)	(548)	(787)
Additional charges to operations	89	76	165
Balance at December 31, 2012	678	382	1,060
Less current portion	(233)	(303)	(536)
	$445	$79	$524

(10)    Debt

Total debt outstanding consists of the following (in thousands):

	December 31,
	2011	2012
Senior Secured Convertible Notes	$—	$15,005
Embedded derivative liability	—	276
Working Capital Note	5,000	3,660
Equipment and Supplemental Working Capital Notes	126	—
Unamortized debt discount	(139)	(7,672)
	4,987	11,269
Less current portion	(2,205)	(1,786)
Total long-term debt	$2,782	$9,483

Principal payments due as of December 31, 2012 are as follows (in thousands):

2013	$1,943
2014	1,717
2015	15,005
18,665
Less embedded derivative and unamortized debt discount	(7,396)
$11,269

The Company recorded interest expense of $0.8 million and $3.0 million for the years ended December 31, 2011 and 2012, respectively.  Included in interest expense in 2011 is $.2 million of amortization of deferred financing costs.  Included in interest expense in 2012 is $0.8 million of issuance costs related to the 2012 Financing and $1.3 million in amortization of deferred financing costs and debt discount on the Convertible Notes and Working Capital Note.

Senior Secured Convertible Notes

On October 2, 2012, the Company completed a private placement of an aggregate principal amount of $15.0 million of Senior Secured Convertible Notes (the Convertible Notes).  The aggregate principal amount of the Convertible Notes includes the exchange of the Demand Notes (see below for further discussion).  Under the terms of the Agreement, the Convertible Notes bear interest at a rate of 10% per annum and will mature on October 2, 2015.  Interest payments are payable quarterly in cash or shares of the Company’s common stock (up to certain limits).

The Company issued warrants to the holders of the Convertible Notes (2012 Warrants) to purchase approximately 51.1 million shares of common stock at an initial exercise price of $0.75 per share. The exercise price and number of shares issuable upon exercise of the warrants are subject to adjustment under certain circumstances.  See Note 13 for further discussion.

The Company also granted the holders of the Convertible Notes the right to require the Company to sell to such holders up to an additional $20 million in securities on the same terms as the Convertible Notes and 2012 Warrants (the Call option).  The Call Option may be exercised by the holders of the Convertible Notes at any time or from time to time on or before June 30, 2013.  The conversion price of the notes and exercise price of the warrants issued pursuant to the terms of the Call Option will be no greater than $0.75 and, may be lower if the conversion price on the Convertible Notes and the exercise price of the 2012 Warrants are adjusted pursuant to the terms of such instruments.

The Company recorded a discount upon issuance of the Convertible Notes of approximately $8.3 million, related to the 2012 Warrants (as discussed further in Note 13) and the Call Option (as discussed further in Note 12), each of which were considered freestanding instruments and are recorded on the balance sheet as a Warrant Liability and Derivative Liability respectively, and the Conversion Option, which was considered an embedded derivative that was required to be bifurcated from the host instrument and recorded at fair value (as discussed further in Note 12).  The discount will be accreted over the term of the Convertible Notes and included in interest expense using the effective interest method.

In connection with the 2012 Financing, the Company incurred $1.5 million of issuance costs.  The issuance costs were allocated to the Convertible Notes, 2012 Warrants, and the Call Option based on the relative carrying values at the date of issuance.  The Company allocated $0.8 million to the 2012 Warrants and the Call Option which was charged to interest expense upon issuance.  The remaining $0.7 million of issuance costs were allocated to the carrying value of the Convertible Notes and are recorded in other assets as deferred financing costs, which are amortized using the effective interest method over the term of the notes.  The Company recorded $0.2 million in interest expense for the amortization of the deferred financing costs related to the Convertible Notes in 2012.

The Convertible Notes are convertible under certain circumstances into shares of the Company's common stock at a conversion rate of 1,333 shares per $1,000 of principal amount of the Convertible Notes. The conversion rate is also subject to adjustment under certain circumstances. The Company may not redeem the Convertible Notes.

In connection with the issuance of the Convertible Notes, 2012 Warrants, and Call Option (collectively, the 2012 Financing), the Company entered into a registration rights agreement, securities purchase agreement and facility agreement with the selling stockholders.  In connection with those agreements, the Company agreed to file a registration statement covering the resale of the shares of common stock issuable upon the conversion of the Convertible Notes and the exercise of the 2012 Warrants.

On December 31, 2012, January 30, 2013, and February 14, 2013, the Company entered into amendment agreements with the holders of the Convertible Notes. Pursuant to these amendments, the holders agreed to extend the interest payments that were due to them on January 1, 2013 to February 15, 2013. The aggregate amount of the interest payment due on January 1, 2013 was $0.4 million, which amount continued to accrue interest at the rate of 10% per annum.  Additionally, the amendments extended the deadline required under the registration rights agreement to register the shares underlying the Convertible Notes and 2012 Warrants from December 31, 2012 to March 31, 2013.

Demand Notes

On September 7, 2012, the Company issued demand notes (the Demand Notes) in the aggregate amount of $1.0 million to certain new and existing investors.  The Demand Notes bore interest at a rate of 10% per year and were secured by a lien on substantially all of the Company’s assets, other than its intellectual property assets.  The outstanding principal balance, with any accrued interest, was payable on demand at any time on or after October 7, 2012.  Each holder of a Demand Note, in its sole discretion, could exchange the principal balance of its Demand Note, together with accrued interest, for the first tranche of debt securities and warrants issued by the Company after September 7, 2012 (Exchange Right).  On October 2, 2012, the Company issued the Convertible Notes and the holders of the Demand Notes exercised their Exchange Right.

Working Capital Note

In March 2011, the Company refinanced the outstanding debt owed to one of its lenders.  Pursuant to the terms of the refinancing, the Company simultaneously borrowed $5.0 million from the lender and repaid the then outstanding principal amount of $4.5 million.  As a result of the amendment, this refinancing was treated as a modification for accounting purposes.  The fees paid to the lender were amortized over the remaining term of the debt and any third party fees paid were expensed immediately.

As of December 31, 2011, the outstanding balance of this loan was $5.0 million.  The Company was obligated to make interest-only payments through January 2012, followed by 24 monthly payments of principal and interest at an interest rate of 11.75% per annum.

In connection with the 2012 Financing, in October 2012, the Company amended the terms of the working capital note.  Retroactively, effective September 1, 2012, the maturity date for the working capital note is extended from January 1, 2014 to May 1, 2014.  The Company is now required to make monthly interest payments of approximately $40,000 through June 1, 2013 and monthly interest and principal payments of $0.4 million from July 1, 2013 through and including May 1, 2014.   Retroactively, effective September 1, 2012, the interest rate on the Horizon Loan was increased from 11.75% to 13.0% per annum.  As a result of the amendment, this refinancing was treated as a modification for accounting purposes.  The fees paid to the lender were amortized over the remaining term of the debt and any third party fees paid were expensed immediately.  In addition, the Company issued the lender, ten-year warrants to purchase 1,138,785 shares of common stock and five-year warrants to purchase 569,392 shares of common stock in connection with the amendment.  See Note 13 for further discussion of the warrant liability.

 Borrowings under the working capital note are secured by all of the Company’s assets, except for permitted liens that have priority, including liens on certain equipment acquired to secure the purchase price or lease obligation, as defined in the loan agreement.  In October 2012, the security was extended to include a lien on the Company’s intellectual property.

(11)    Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, and Scientific Advisory Board members.  As of December 31, 2012, the Company was authorized to issue 750,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

In March 2011, the Company closed a private placement transaction pursuant to which the Company sold securities consisting of 1,107,939 shares of common stock and warrants to purchase 1,046,102 shares of common stock.  The purchase price per security was $28.30.  The Company received net proceeds of $28.9 million.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011.  The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.  In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors.  If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2011 and 2012, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

Preferred Stock

As of December 31, 2011, the Company was authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of December 31, 2012.

(12)    Embedded Derivative and Derivative Liability

The Company accounts for the Demand Note Exchange Right and the Conversion Option in accordance with ASC 815, Derivatives and Hedging (ACS 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a derivative financial instrument.  The Company also accounts for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument is considered a free-standing financial instrument that meets the criteria of a derivative under the guidance.

Demand Note Exchange Right, Embedded Derivative Conversion Option and Call Option Derivative Liability

On October 2, 2012, the Company issued the Convertible Notes and the holders of the Demand Notes exercised their Exchange Right. The Company classified the fair value of the Conversion Option and Call Option as a liability and re-measured the fair value as of December 31, 2012.

The fair value of the Demand Note Exchange Right as of the date of issuance, as well as the fair values of the Conversion Option and Call Option as of the date of issuance and as of December 31, 2012, was determined using a risk-neutral framework within a Monte Carlo analysis.  The valuation of the Demand Note Exchange Right, Conversion Option, and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreement); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.  In performing the valuation of the Conversion Option and Call Option, the Company believed the common stock price had not fully adjusted for the potential future dilution from this private placement.  Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share as of December 31, 2012 primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011 and 2012.  Changes in these assumptions can materially affect the fair value estimate.

The following table summarizes the calculated aggregate fair values of the Demand Note Exchange Right, the Conversion Option and the Call Option as of the dates indicated along with assumptions utilized in each calculation.

	Embedded Derivative and Derivative Liability
	Demand Note Exchange Right	Conversion Option		Call Option
	September 30, 2012	October 2, 2012	December 31, 2012	October 2, 2012	December 31, 2012

Calculated aggregate value (in thousands)	$310	$488	$276	$3,181	$2,449
Equity volatility	115%	115%	115%	115%	115%
Asset volatility	90%	90%	90%	90%	90%
Probability of Fundamental Transaction or Major Transaction	100%	100%	100%	100%	100%
Weighted average risk-free interest rate	0.2%	0.2%	0.3%	0.2%	0.3%
Dividend yield	None	None	None	None	None

(13)    Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  The Company classifies derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of December 31,		Exercise
	2011	2012	Price	Expiration
Equity-classified warrants
Issued to vendors	389	389	$23.20	September 2015 through December 2016
Issued pursuant to refinancing of Working Capital Note	7,068	7,068	$28.80	March 2016
Issued to lenders	6,449	6,449	$234.40	August 2013 through December 2016
Issued to lenders	4,608	4,608	$263.90	October 2015 through September 2019
	18,514	18,514

Liability-classified warrants
Issued pursuant to March 2011 equity financing (1)	1,046,102	27,388,851	$1.10	March 2016
Issued pursuant to October 2012 debt financing	—	52,843,337	$0.75	October 2014 through October 2022
	1,046,102	80,232,188
Total	1,064,616	80,250,702

(1)
Prior to the 2012 Financing, the holders of 2011 Warrants had the right in the aggregate to purchase 1,046,102 shares of common stock at an exercise price of $28.80 per share.  Subsequent to the 2012 Financing, the holders of the 2011 Warrants agreed to amend the terms of the 2011 Warrants and receive Amended and Restated 2011 Warrants to replace the 2011 Warrants. Holders of the Amended and Restated 2011 Warrants have the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10.

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

Liability-classified Warrants

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction.  Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.

On December 31, 2012, the Company commenced an offer to the holders of 2011 Warrants to amend and restate the 2011 Warrants.  The Company subsequently executed exchange agreements (Exchange Agreements) with all of the holders of 2011 Warrants to exchange their 2011 Warrants for amended and restated warrants (2011 Amended and Restated Warrants).

Pursuant and subject to the Exchange Agreements, which generally governed the process of the exchange, the Holders executing the Exchange Agreements exchanged the 2011 Warrants held by each of them for 2011 Amended and Restated Warrants that provide for the following amendments:

•
an adjusted exercise price of $1.10, and a proportionate adjustment in the number of shares underlying the 2011 Warrants, which takes into account all adjustments under the 2011 Warrants as a result of the 2012 Financing;

•	certain edits to remove a Delisting (as defined in the 2011 Warrants) from qualifying as a fundamental transaction;
•
a Black Scholes calculation used to the determine the cash value received by a holder from the Company in connection with a repurchase of the unexercised portion of a warrant after the occurrence of a fundamental transaction that assumes a zero cost of borrow and a price per share equal to the closing market price of the Company’s common stock, immediately prior to the closing of a fundamental transaction;

•
a Black Scholes calculation for purposes of determining the value of options issued in connection with the sale of other securities that assumes a zero cost of borrow and a price per share equal to the closing market price of the Company’s common stock on the date the options are publicly announced, and if not announced, on the date they are issued; and

•
excluding the 2012 Financing and exercise of the call option provided under its terms as a trigger for adjustments to the exercise price of the warrants except that adjustments to the exercise price, conversion price or purchase price of the 2012 Financing securities (i) resulting from registration of such securities with the Securities Exchange Commission or the commencements of the Rule 144 Period, as contemplated by the 2012 Financing documents, will result in a proportional adjustment to the exercise price of the warrants and (ii) resulting from additional financings or other events will result in adjustments of the exercise price of the warrants pursuant to the terms of the 2011 Amended and Restated Warrant.

Prior to the 2012 Financing, the holders of 2011 Warrants had the right in the aggregate to purchase 1,046,102 shares of common stock at an exercise price of $28.80 per share.  Following execution by the holders of the Exchange Agreements and receipt of the Amended and Restated 2011 Warrants, such holders had the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10.

The warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event the Company completes subsequent equity financings at a price per share lower than the then-current warrant exercise price.  In addition, the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Fundamental Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange).  The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Fundamental Transaction.

The net cash settlement value at the time of any future Fundamental Transaction will depend upon the value of the following inputs at that time: the price per share of the Company’s common stock, the volatility of the Company’s common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield.  The warrant requires use of a volatility assumption equal to the greater of (i) 100%, (ii) the 30-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction, or (iii) the arithmetic average of the 10, 30, and 50-day volatility determined as of the trading day immediately following announcement of a Fundamental Transaction. The net cash settlement value at the time of a Fundamental Transaction could exceed the carrying value. For example, as of December 31, 2012, the calculated cash settlement value of $16.5 million exceeded the fair value of $2.4 million.

As of December 31, 2011, the fair value of the warrants is determined using a risk-neutral lattice methodology within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or Delisting into the calculation of fair value.  The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock, assumptions regarding the expected amounts and dates of future equity financing activities, assumptions regarding the likelihood and timing of Fundamental Transactions or a Delisting, the historical volatility of the stock prices of the Company’s peer group, risk-free rates based on U.S. Treasury security yields, and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.

The fair value of the 2011 Warrants as of December 31, 2012 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or, in the case of the December 31, 2011 valuation, a Delisting into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

 In connection with the valuation performed on the 2011 Warrants, the Company believed the common stock price had not fully adjusted for the potential future dilution from the private placement completed on October 2, 2012 due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, the uncertainty of the Company's outcome on its research programs, and the anti-dilution adjustment features of the warrants.  Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements.  The valuation resulted in a model-derived common stock value of $0.05 per share primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of 2011 and 2012 Warrants.  Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the year ended December 31, 2011 and 2012, the Company recorded non-operating income of $14.4 million and $0.1 million, respectively due to a decrease in the estimated fair value of these warrants.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2011 Warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of December 31,		Net cash settlement value as of
	2011	2012	December 31, 2012

Calculated aggregate value (in thousands)	$2,511	$2,378	$16,525	(2)
Exercise price per share of warrant (1)	$28.80	$1.10	$1.10
Closing price per share of common stock	$4.70	Not applicable	$0.99
Equity volatility	93.8%	115.0%	100.0	% (3)
Asset volatility	Not applicable	90.0%	Not applicable
Probability of Fundamental Transaction	28.9%	100%	Not applicable
Weighted average risk-free interest rate	0.7%	0.3%	0.4%
Dividend yield	None	None	None

(1)
Prior to the 2012 Financing, the holders of 2011 Warrants had the right in the aggregate to purchase 1,046,102 shares of common stock at an exercise price of $28.80 per share.  Subsequent to the 2012 Financing, the holders of the 2011 Warrants agreed to amend the terms of the 2011 Warrants and receive Amended and Restated 2011 Warrants to replace the 2011 Warrants. Holders of the Amended and Restated 2011 Warrants have the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10.

(2)	Represents the net cash settlement value of the warrant as of December 31, 2012, which value was calculated utilizing the Black-Scholes model specified in the warrant.

(3)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2012 based on the terms of the Amended and Restated Warrant Agreement.

2012 Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the Convertible Notes.  The 2012 Warrants are exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (October 2, 2012) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.

The 2012 Warrants include (i) five-year warrants to purchase up to 16,672,145 shares of common stock, (ii) ten-year warrants to purchase up to 33,344,293 shares of common stock and (iii) two-year warrants, issued only to holders of the Demand Notes, to purchase up to 1,118,722 shares of common stock.

In addition, the Company issued Horizon, ten-year warrants to purchase 1,138,785 shares of common stock and five-year warrants to purchase 569,392 shares of common stock in connection with the Loan Amendment (see Note 10).

The warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event the Company completes subsequent equity financings at a price per share lower than the then-current warrant exercise price.  In addition, the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Major Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange).  The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Major Transaction.

The net cash settlement value at the time of any future Major Transaction will depend upon the value of the following inputs at that time: the price per share of the Company’s common stock, the volatility of the Company’s common stock, the expected term of the warrant, the risk-free interest rate based on U.S. Treasury security yields, and the Company’s dividend yield.  The warrant requires use of a volatility assumption equal to the Five-Day Volume Weighted Average Price (VWAP) determined as of the trading day immediately following announcement of a Major Transaction. The net cash settlement value at the time of a Fundamental Transaction could exceed the carrying value. For example, as of December 31, 2012, the calculated cash settlement value of $39.9 million exceeded the fair value of $3.8 million.

The fair value of the warrants as of October 2, 2012 and December 31, 2012 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction.  In addition, the following inputs were used in the valuation model: assumptions regarding the aggregate value of the Company’s debt and equity instruments, the amounts and dates of future debt financing transaction, and the historical and prospective volatility in the value of the Company’s debt and equity instruments.   The Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. As of December 31, 2012, the valuation resulted in a model-derived common stock value of $0.04 per share primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011 and 2012 Warrants.  Changes in these assumptions can materially affect the fair value estimate.  The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the year ended December 31, 2012, the Company recorded non-operating income of $1.3 million, due to a decrease in the estimated fair value of these warrants.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2012 Warrants as of the dates indicated along with the assumptions utilized in each calculation.
	Fair value as of:		Net cash settlement value as of December 31, 2012
	October 2, 2012	December 31, 2012

Calculated aggregate value (in thousands)	$4,944	$3,800	$39,900	(1)
Exercise price per share of warrant	$0.75	$0.75	$0.75
Closing price per share of common stock	Not applicable	Not applicable	$0.99	(2)
Equity volatility	115%	115%	76	% (3)
Asset volatility	90%	90%	Not applicable
Probability of Fundamental Transaction	100%	100%	Not applicable
Expected term (years)	Not applicable	Not applicable	8.0
Risk-free interest rate	0.2%	0.3%	1.4%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of December 31, 2012, which value was calculated utilizing the Black-Scholes model defined in the 2012 Warrant Agreement.

(2)	Represents the 5 day Tengion stock VWAP used to calculate the net cash settlement value as of December 31, 2012.

(3)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2012, defined in the 2012 Warrant Agreement.

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of December 31, 2012, 46,652 shares of common stock were available for future grants under the Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)

Outstanding at December 31, 2010	137,896	$24.88
Granted	130,569	$11.34
Exercised	(18,735)	$4.40
Forfeited	(74,858)	$25.36
Outstanding at December 31, 2011	174,872	$16.76
Granted	87,184	$5.66
Exercised	(2,432)	$4.40
Forfeited	(25,159)	$20.45
Outstanding at December 31, 2012	234,465	$12.37	8.5	$—

Vested and expected to vest at December 31, 2012	218,118	$12.69	8.4	$—

Exercisable at December 31, 2012	71,442	$21.45	7.6	$—

During 2011 and 2012, the Company issued options to purchase 129,569, and 87,184 shares of common stock, respectively, to employees and non-employee directors under the Plans.  The per-share weighted-average fair value of the options granted to employees during 2011 and 2012 was estimated at $6.10, and $5.66, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2012

Volatility	79%	84%
Expected term	5.5 years	6.0 years
Risk-free interest rate	1.4%	1.1%
Dividend yield	None	None

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the years ended December 31, 2011 and 2012 was $0.7 million and $0.4 million, respectively.  As of December 31, 2012, there was $0.7 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee stock options and remaining incremental expense associated with the modification of stock options and no unrecognized compensation expense related to non-vested non-employee director stock options.

During 2011, the Company issued options to purchase 1,000 shares of common stock to non-employee consultants under the Plan.  No options were granted to non-employees during the year ended December 31, 2012.  The per-share weighted-average fair value of the options granted to non-employees during 2011 was estimated at $2.90 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2011	2012

Volatility	89%	Not applicable
Expected term	5 years	Not applicable
Risk-free interest rate	0.8%	Not applicable
Dividend yield	None	Not applicable

Total stock-based compensation expense recognized for stock options to nonemployees for the years ended December 31, 2011 and 2012 was $9,000 and $1,000, respectively.  As of December 31, 2012, there was not any unrecognized compensation expense related to non-vested nonemployee stock options.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:
	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2010	—	$—
Granted	31,096	$24.20
Vested	(2,167)	$24.20
Forfeited	(14,941)	$24.20
Nonvested at December 31, 2011	13,988	$24.20
Granted	67,863	$6.00
Vested	(5,047)	$24.20
Forfeited	(2,432)	$17.36
Nonvested at December 31, 2012	74,372	$7.81

Total stock-based compensation expense for restricted stock was $0.1 million and $0.2 million for the years ended December 31, 2011 and 2012, respectively.  As of December 31, 2012, there was $0.4 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted- average period of 2.9 years.

(15)    Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for the benefit of its employees.  Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations.  As of December 31, 2012, the Company has not elected to match any of the employee’s contributions to the 401(k) Plan.

(16)    Commitments and Contingencies

(a)Leases and Letters of Credit

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $0.7 million and $0.2 million for each of the years ended December 31, 2011 and 2012, respectively.

The following table summarizes future minimum lease payments as of December 31, 2012 (in thousands):

2013	$947
2014	1,055
2015	1,079
2016	278
Total minimum lease payments (1)	$3,360

(1)	The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 9 related to the Company’s lease liability.

Effective March 2011, the lease agreement for the Company’s facility in East Norriton, Pennsylvania required the Company to provide security and restoration deposits totaling $2.2 million to the landlord, an increase from the prior amount of $1.7 million. Until January 2011, the Company obtained letters of credit from a bank in favor of the landlord to satisfy the obligations.  In January 2011, the Company deposited $1.0 million with the landlord as a security deposit, which amount is recorded as a non-current other asset on the Company’s balance sheet as of December 31, 2011.  As of December 31, 2011, an outstanding letter of credit was satisfying the remaining restoration deposit obligation of $1.2 million.  At the end of the lease term, the landlord has the right to require us to utilize the funds collateralizing this letter of credit to restore the facility to its original condition. The letter of credit was collateralized by an account held at the bank.  The letter of credit expired on December 2, 2012. As a result, the Company has deposited an additional $1.2 million in an account held by the landlord to satisfy its deposit obligation.

In May 2011, the Company exercised the first five-year renewal option under its lease for laboratory space in Winston-Salem, North Carolina.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million commencing in October 2011.

(b)	License and Research Agreements

In 2003, a license agreement was executed with Children’s Medical Center Corporation (CMCC), whereby CMCC granted the Company a license to utilize certain patent rights.  In accordance with the license agreement, the Company paid an initial license fee of $0.2 million, which was recorded as research and development expense.  Additionally, the license agreement requires the Company to reimburse CMCC for patent costs related to the underlying licensed rights.  In, 2011, 2012, and for the period from July 10, 2003 (inception) through December 31, 2012, the Company recorded $0.2 million, $0.1 million, and $2.4 million, respectively, related to the reimbursement of such patent costs as general and administrative expenses in the accompanying statements of operations.

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

In January 2006 the Company entered into a license agreement with Wake Forest University Health Sciences, or WFUHS, which was amended in May 2007, for the license of certain of WFUHS’s intellectual property rights.  Under the license agreement, the Company issued WFUHS a warrant to purchase 320 shares of the Company’s common stock through January 1, 2016 at an exercise of $23.20 per share and is required to pay WFUHS a percentage of certain consideration received from a sublicensee.  The Company is not required to make any milestone payments to WFUHS related to the development or commercialization of the licensed products, but the Company is required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after the Company initiates the first animal study conducted under cGLP, with respect to such product.  These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties the Company is obligated to pay to WFUHS for such product.  In addition, the Company is required to pay WFUHS royalties in the low- to mid-single digit range based on net sales of licensed products in all countries.  With respect to any product covered by an improvement patent, the Company’s obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last-to-expire patent covering such product.

(17)    Income Taxes

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	2011	2012
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)	(34.0)
State taxes, net of federal benefit	(7.2)	(4.6)
Interest expense –revaluation of warrants	(25.5)	(2.4)
Other	0.8	1.4
Valuation allowance	65.9	39.6
Effective income tax expense rate	—	—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2011	2012
Net operating loss carryforwards	$56,702	$61,522
Research and development credits	5,241	5,636
Depreciation and amortization	5,198	5,040
Capitalized start-up costs	14,703	16,453
Other temporary differences	2,384	1,340
Gross deferred tax asset	84,228	89,991
Deferred tax assets valuation allowance	(84,228)	(89,991)
	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.  Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2011 and 2012.  The valuation allowance in 2011 increased by $13.3 million over 2010 and the valuation allowance in 2012 increased by $5.8 million over 2011, related primarily to additional net operating losses incurred by the Company and additional capitalized start-up expenses.

The Company has moved its corporate headquarters to its leased facility in Winston-Salem, North Carolina during the first quarter of 2012.   As a result of differences in effective tax rates in North Carolina versus Pennsylvania, the deferred effective state tax rate is anticipated to be reduced.  As the Company has a full valuation allowance on its deferred taxes, there is no impact related to the change in the effective state tax rate on the balance sheet and statement of operations.   The Company is updating its forecasted effective state tax rate to consider this impact on its deferred taxes and will continue to monitor and update the rate as necessary.  Additionally, the Company has approximately $8.3 million of deferred tax asset related to Pennsylvania net operating loss carryforwards.  The ultimate use of this deferred tax asset may be impacted by the size of operations remaining in Pennsylvania in the future.  This deferred tax asset is currently offset by a full valuation allowance.

As of December 31, 2011, and 2012, approximately $35.7 million and $42.7 million, respectively, of the Company’s expenses had been capitalized for tax purposes as start-up costs.  For tax purposes, capitalized start-up costs will be amortized over fifteen years beginning when the Company commences operations, as defined under the Internal Revenue Code.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2012 (in thousands).

	Amount	Expiration
Federal net operating losses	$150,936	2023 to 2032
State net operating losses	167,352	2019 to 2032
Research and development credits	5,636	2024 to 2032

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

(18)    Subsequent Events

On January 30, 2013, the Company entered into a Second Consent and Amendment Agreement (the Second Amendment) with investors (the Investors) in the Company’s 2012 Financing. Pursuant to the Second Amendment, the Investors agreed to extend the interest payments that were due on February 1, 2013 to February 15, 2013. The aggregate amount of the interest payments is $0.5 million, which amount will continue to accrue interest at the rate of ten percent (10%) per annum.

Additionally, the Second Amendment amends the registration rights agreement between the Company and the Investors entered into in connection with the 2012 Financing, as amended by the First Amendment, to extend the deadline to register the shares underlying the Convertible Notes and 2012 Warrants issued in the 2012 Financing from January 30, 2013 to March 1, 2013, a date that is 150 days following the issuance of the Convertible Notes and 2012 Warrants.

2012 Financing Transaction Document Amendments

On February 14, 2013, the Company entered into the Amendment Agreement to the 2012 Warrants and Convertible Notes (the Warrants and Notes Amendment) and the Third Amendment Agreement to the Registration Rights Agreement and Facility Agreement (the Registration Rights and Facility Amendment and together with the 2012 Warrants and the Convertible Notes Amendment, the 2012 Financing Transaction Document Amendments), each by and among the Company and the investors in the 2012 Financing. Pursuant to the 2012 Financing Transaction Document Amendments, the Company and its investors in the 2012 Financing agreed to:

•
Limit its registration obligations for the shares underlying the Convertible Notes and the 2012 Warrants, issued in connection with the 2012 Financing to the share limitations imposed by the Securities and Exchange Commission, which requires that the amount of shares registered not exceed one third of its public float;

•
Provide that shares underlying the 2012 Warrants be registered prior to any other securities that the Company is required to register under the 2012 Financing Transaction Document Amendments and extend the deadline for the Company to file an initial registration statement  to register shares underlying the securities issued in the 2012 Financing to March 31, 2013, a day that is 180 calendar days following the date on which the Convertible Notes and 2012 Warrants were issued;

•	Extend the additional filing and registration deadlines with respect to additional registration statements that are required to be filed by the Company;
•	Provide for a pro rata allocation amongst the 2012 Financing investors of the shares of Common Stock the Company is able to register in each registration statement it is required to file;
•
Provide for the assumption that resales of shares of its common stock, when eligible, will be under Rule 144 under the Securities Act of 1933, as amended, unless a 2012 Financing investor informs us of a sale under the registration statement;

•
Allow the Company to satisfy its interest obligations under the Convertible Notes through the issuance of shares of restricted common stock or, if such issuance would result in a 2012 Financing investor holding more than 9.985% of the total number of its outstanding shares (the 9.985% Limitation), with warrants to purchase shares of common stock for nominal consideration that would become exercisable only to the extent that such exercise would not result in an investor going over the 9.985% Limitation (the Interest Warrants);

•	Extend the interest payments due April 1, 2013 under the Convertible Notes by one day to April 2, 2013; and
•
Exclude securities that may be issued or issuable pursuant to any financing that it may complete in 2013 with securities with an issuance, conversion price or exercise price greater than $0.75 and gross proceeds of no more than $30 million (the 2013 Financing) from the definition of a Major Transaction and to include the 2013 Financing in the definition of Permitted Liens and Indebtedness under the 2012 Financing Transaction Document Amendments.

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

4.10	Form of Interest Warrant to Purchase Common Stock of Tengion, Inc. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 14, 2013).

4.11	Form of Amended and Restated Warrant issued in exchange for the 2011 Warrants (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 7, 2013).

4.12	Form of Senior Secured Convertible Note dated October 2, 2012 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed October 4, 2012).

4.13	Form of Warrant issued October 2, 2012 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed October 4, 2012).

4.14
Amended and Restated Secured Promissory Note issued as of September 1, 2012 to Horizon Credit II LLC (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed October 4, 2012).

Exhibit No.	Description

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

10.11
Master Security Agreement No. 5081099 by and between Oxford Finance Corporation and Tengion, Inc., dated as of July 20, 2005.  (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.12
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

10.14
Offer Letter by and between Tim Bertram and Tengion, Inc., dated July 28, 2004.  (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).#

10.15
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

10.19	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.33 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).

10.20
Third Amendment to Master Security Agreement No. 5081099 dated as of June 23, 2010 by and between the Company and Oxford Finance Corporation. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.21
Second Amendment to Lease, dated May 23, 2011, by and between Fawn Industrial, LLC, 1881 Industrial LLC and Tengion, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2011).

10.22
Severance Agreement and General Release of Claims by and between the Company and Steven A. Nichtberger, MD, dated June 29, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 30, 2011).#

10.23
Form of Severance Agreement and Release of Claims by and between the Company and each of Mark Stejbach and Sunita Sheth, MD (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 23, 2011).#

10.24
Amended Employment Agreement by and between the Company and John L. Miclot, dated January 20, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012).#

10.25
Form of Amendment Agreement to the 2012 Warrants and Convertible Notes by and between Tengion, Inc. and each investor in the 2012 Financing (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2013).

10.26
Third Amendment Agreement to the Registration Rights Agreement and Facility Agreement by Tengion, Inc. and the other signatories thereto, dated February 14, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2013).

10.27
Second Consent and Amendment Agreement between Tengion, Inc. and the investors party thereto, dated January 30, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 4, 2013).

10.28
Consent and Amendment Agreement by and between Tengion, Inc. and the investors party thereto, dated December 31, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2013).

Exhibit No.	Description

10.29
Securities Purchase Agreement by and between Tengion, Inc. and the investors party thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 4, 2012).

10.30
Facility Agreement by and between Tengion, Inc. and the lenders party thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 4, 2012).

10.31
Security Agreement by and between Tengion, Inc. and the secured parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 4, 2012).

10.32	Tengion Inc. Amended and Restated Management Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 20, 2012).#

10.33
Registration Rights Agreement by and between Tengion, Inc. and the parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 4, 2012).

10.34
Escrow Agreement by and between Tengion, Inc., Ballard Spahr LLP as escrow agent, and the parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 4, 2012).

10.35
Right of First Negotiation Agreement by and between Tengion, Inc. and Celgene Corporation, dated October 2, 2012 (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 4, 2012).

10.36
First Amendment of Venture Loan and Security Agreement by and between Tengion, Inc., Horizon Credit II LLC and Horizon Technology Finance Corporation, dated October 2, 2012 (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 4, 2012).

10.37	Joinder Agreement by and between Tengion, Inc. and Horizon Credit II LLC, dated October 2, 2012 (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 4, 2012).

10.38	Termination Agreement by and between Tengion, Inc. and Medtronic, Inc., dated October 2, 2012 (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 4, 2012).

10.39
Form of Securities Purchase Agreement, by and between Tengion, Inc. and the purchasers thereto, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2011).

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
101

The following materials from the Registrant’s Annual Report on Form 10-K for the annual report ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the Condensed Statements of Operations, (iv) the Condensed Statements of Cash Flows, and (v) Notes to Condensed Financial Statements. **

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