Form 10-Q
period 2013-03-31
TENGION INC
filed 2013-05-15
CIK 1296391

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

As of May 10, 2013, there were 3,410,653 shares of the registrant’s common stock outstanding.

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

i

PART I.                      FINANCIAL INFORMATION

Item 1.                       Financial Statements.

TENGION, INC.
(A Development-Stage Company)

 Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31,	March 31,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,536	$2,857
Restricted cash	1,000	1,001
Prepaid expenses and other	360	296
Total current assets	8,896	4,154
Property and equipment, net of accumulated depreciation of $13,072 and $13,155 as of December 31, 2012 and March 31, 2013, respectively	612	529
Other assets	2,927	2,944
Total assets	$12,435	$7,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $157 as of December 31, 2012 and March 31, 2013	$1,786	$2,805
Current portion of lease liability	536	440
Accounts payable	644	367
Accrued compensation and benefits	716	218
Accrued expenses	1,454	1,530
Derivative liability	2,449	2,786
Warrant liability	6,178	6,038
Total current liabilities	13,763	14,184
Long-term debt and embedded derivative, net of debt discount of $7,515 and $6,798 as of December 31, 2012 and March 31, 2013, respectively	9,483	9,178
Lease liability	524	475
Other liabilities	8	10
Total liabilities	23,778	23,847
Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2012 and March 31, 2013	—	—
Common stock, $0.001 par value; 750,000 shares authorized; 2,449 and 3,096 shares issued and outstanding at December 31, 2012 and March 31, 2013, respectively	2	3
Additional paid-in capital	235,828	236,724
Deficit accumulated during the development stage	(247,173)	(252,947)
Total stockholders’ deficit	(11,343)	(16,220)
Total liabilities and stockholders’ deficit	$12,435	$7,627
The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through
	2012	2013	March 31, 2013

Revenue	$—	$—	$—

Operating expenses:
Research and development	2,694	2,180	130,140
General and administrative	1,381	1,850	49,239
Depreciation	136	83	23,691
Impairment of property and equipment	—	—	7,371
Other expense	48	30	1,900
Total operating expenses	4,259	4,143	212,341

Loss from operations	(4,259)	(4,143)	(212,341)

Interest income	7	5	8,544

Interest expense	(174)	(1,427)	(19,273)

Change in fair value of embedded derivative and derivative liability	—	(334)	610

Change in fair value of warrant liability	(523)	125	17,900

Net loss	$(4,949)	$(5,774)	$(204,560)

Other comprehensive loss	—	—	—

Comprehensive loss	$(4,949)	$(5,774)	$(204,560)

Basic and diluted net loss per share	$(2.09)	$(2.11)

Weighted-average common stock outstanding – basic and diluted	2,371	$2,734

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
(in thousands, except per share data)
(unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in	Deferred	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	(16,929)	(16,929)
Balance, December 31, 2012	—	—	2,449	2	235,828	—	(247,173)	(11,343)
Issuance of common stock for payment of interest	—	—	483	1	559	—	—	560
Cancellation of restricted stock to employees	—	—	(6)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of warrants	—	—	170	—	202	—	—	202
Stock-based compensation expense	—	—	—	—	142	—	—	142
Net loss	—	—	—	—	—	—	(5,774)	(5,774)
Balance, March 31, 2013	—	$—	3,096	$3	$236,724	$—	$(252,947)	$(16,220)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)
 (unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through
	2012	2013	March 31, 2013

Cash flows from operating activities:
Net loss	$(4,949)	$(5,774)	$(204,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136	83	23,691
Change in fair value of embedded derivative and derivative liability	—	334	(610)
Change in fair value of warrant liability	523	(125)	(17,900)
Charge related to lease liability	48	30	1,900
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	30	1,185	5,347
Noncash rent expense	2	1	225
Stock-based compensation expense	135	143	5,888
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(45)	101	(2,597)
Accounts payable	(283)	(239)	379
Accrued expenses and other	(1,571)	(508)	458
Net cash used in operating activities	(5,974)	(4,769)	(180,438)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(324,508)
Increase in restricted cash	—	(1)	(1,001)
Sales and redemptions of short-term investments	4,548	—	324,657
Cash paid for property and equipment	(3)	—	(31,722)
Proceeds from the sale of property and equipment	—	—	11
Net cash provided by (used in) investing activities	4,545	(1)	(32,563)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	4	195	55,117
Repurchases of common stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	—	(104)	53,609
Payments on long-term debt	(470)	—	(32,734)
Net cash (used in) provided by financing activities	(466)	91	215,858

Net (decrease) increase in cash and cash equivalents	(1,895)	(4,679)	2,857
Cash and cash equivalents, beginning of period	9,244	7,536	—
Cash and cash equivalents, end of period	$7,349	$2,857	$2,857

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

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $252.9 million as of March 31, 2013, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

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

(3)	Use of Estimates

The preparation of financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.  Actual results could differ from those estimates.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

(4)	Net Loss Per Share

Basic and diluted net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding. For all periods presented, the outstanding shares of unvested restricted stock as well as the number of common shares issuable upon exercise of outstanding stock options and warrants and conversion of notes payable have been excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive. Therefore, the weighted-average shares used to calculate both basic and dilutive loss per share are the same.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended March 31,
	2012	2013
Shares underlying warrants outstanding	1,061,616	80,080,702
Shares underlying options outstanding	240,837	232,684
Unvested restricted stock	76,037	54,939
Convertible notes payable	—	20,007,002

(5)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).
	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31, 2013
	2012	2013
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Exchange of Demand Note for Convertible Notes	—	—	1,005
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	—	—	3,669
Fair value of warrants issued with issuance of long-term debt	105	—	7,234
Fair value of warrants issued with issuance of common stock	16,947	—	16,947
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability	—	15	138
Issuance of common stock for payment of interest	—	560	560

(6)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2012 and March 31, 2013 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Assets:
Cash and cash equivalents	$7,536	$—	$—	$7,536

Liabilities:
Derivative liability	$—	$—	$2,449	$2,449
Embedded derivative liability	—	—	276	276
Warrant liability	—	—	6,178	6,178
	$—	$—	$8,903	$8,903

At March 31, 2013:
Assets:
Cash and cash equivalents	$2,857	$—	$—	$2,857

Liabilities:
Derivative liability	$—	$—	$2,786	$2,786
Embedded derivative liability	—	—	273	273
Warrant liability	—	—	6,038	6,038
	$—	—	$9,097	$9,097

The reconciliation of derivative liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):
Call Option
Balance at January 1, 2013	$2,449
Change in fair value of derivative liability	337
Balance at March 31, 2013	$2,786

The fair value of the derivative liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 11 for further discussion of the derivative liability.

The reconciliation of the Conversion Option measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):
Conversion Option
Balance at January 1, 2013	$276
Change in fair value of derivative liability	(3)
Balance at March 31, 2013	$273

The fair value of the embedded derivative liability is based on Level 3 inputs.  For this liability, the Company developed its own assumptions that do not have observable inputs or available market data to support the fair value.  See Note 11 for further discussion of the embedded derivative liability.

The reconciliation of warrant liability measured at fair value on a recurring basis using unobservable inputs (Level 3) is as follows (in thousands):

	2011 Warrants	2012 Warrants	Total
Balance at December 31, 2012	$2,378	$3,800	$6,178
Exercise of warrants	(15)	—	(15)
Change in fair value of warrant liability	(246)	121	(125)
Balance at March 31, 2013	$2,117	$3,921	$6,038

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

(7)	Accrued expenses

Accrued expenses consist of the following (in thousands):
	December 31,	March 31,
	2012	2013
Accrued consulting and professional fees	$387	$726
Accrued research and development	453	467
Accrued interest on convertible notes	373	188
Other	241	149
	$1,454	$1,530

(8)	Lease liability

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

In connection with the 2011 restructuring, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term.  Therefore, the Company recorded a liability as of November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.

The following table summarizes the activity related to the lease liability for the periods ended December 31, 2012 and March 31, 2013 (in thousands).
	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2012	$678	$382	$1,060
Charges utilized	(62)	(113)	(175)
Additional charges to operations	20	10	30
Balance at March 31, 2013	636	279	915
Less current portion	235	205	440
	$401	$74	$475

(9)	Debt

Total debt outstanding consists of the following (in thousands):
	December 31,	March 31,
	2012	2013
Senior Secured Convertible Notes	$15,005	$15,005
Embedded derivative liability	276	273
Working Capital Note	3,660	3,660
Unamortized debt discount	(7,672)	(6,955)
	11,269	11,983
Less current portion	(1,786)	(2,805)
Total long-term debt	$9,483	$9,178

The Company recorded interest expense of $0.2 million and $1.4 million for the three months ended March 31, 2012 and 2013, respectively. Included in interest expense in 2013 is $0.2 million of issuance costs related to the 2012 Financing and $0.5 million of amortization of these issuance costs and $0.2 million in amortization of deferred financing costs and debt discount on the Senior Secured Convertible Notes and Working Capital Note.

Senior Secured Convertible Notes

On October 2, 2012, the Company completed a private placement of an aggregate principal amount of $15.0 million of Senior Secured Convertible Notes (the Convertible Notes) along with warrants to the holders of the Convertible Notes (2012 Warrants) to purchase approximately 51.1 million shares of common stock at an initial exercise price of $0.75 per share.  The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option).  The Conversion Option is presented with the Convertible Notes. See Note 10 for further discussion of this embedded derivative liability.

At the time of the issuance of the Convertible Notes, the Company also granted the holders of the Convertible Notes the right to require the Company to sell to such holders up to an additional $20 million in securities on the same terms as the Convertible Notes and 2012 Warrants (the Call Option) (collectively with the Convertible Notes and 2012 Warrants, the 2012 Financing).  The Call Option may be exercised by the holders of the Convertible Notes at any time or from time to time on or before June 30, 2013.  The Company recorded a derivative liability for the Call Option.  See Note 10 for further discussion of this derivative liability.

On December 31, 2012, January 30, 2013, and February 14, 2013, the Company entered into amendment agreements with the holders of the Convertible Notes. Pursuant to these amendments, the holders agreed to extend the interest payments that were due to them on January 1, 2013 to February 15, 2013. The aggregate amount of the interest payment due on January 1, 2013 was $0.4 million, which amount continued to accrue interest at the rate of 10% per annum.  On February 14, 2013, the Company and the investors entered into amendments to the terms of the 2012 Financing which gave the Company the option to pay interest payments on the Notes with restricted common stock.

Additionally, the amendments extended the deadline required under the registration rights agreement to register the shares underlying the Convertible Notes and 2012 Warrants from December 31, 2012 to March 31, 2013.  On March 28, 2013 the registration statement on form S-1 (the Registration Statement) covering the resale of the shares of common stock issuable upon the conversion of the Convertible Notes and the exercise of the 2012 Warrants was declared effective by the SEC.

On April 6, 2013, the conversion price of the Convertible Notes was adjusted to $0.69 per share, the exercise price of the 2012 Warrants was adjusted to $0.69 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 57,438,408 shares.  The Registration Statement filed by the Company with the SEC to register the number of 2012 Warrant shares permitted under the limitations imposed by the SEC became effective at 4:00 p.m. on March 28, 2013.  The effectiveness of the Registration Statement triggered an adjustment of the exercise price of the 2012 Warrants and the conversion price of the Convertible Notes. The volume weighted average price (the VWAP) of the Company’s common stock from April 1, 2013 through April 5, 2013, the five trading days after the Registration Statement became effective (the Post-Registration Period), was $0.69, which was lower than the exercise price or conversion price for the 2012 Warrants and Convertible Notes in effect immediately prior to the expiration of the Post-Registration Period.  Pursuant to the terms of the Convertible Notes and 2012 Warrants, the exercise price and conversion price for the 2012 Warrants and Convertible Notes were adjusted to the value of the VWAP for the Post-Registration Period, and the number of shares issuable upon exercise of the 2012 Warrants was proportionately increased.

(10)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, and Scientific Advisory Board members.  As of March 31, 2013, the Company is authorized to issue 750,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to affect the exercise of outstanding stock options and warrants.

In connection with the March 2011 equity financing, the Company filed a registration statement with the SEC for the registration of the total number of shares sold to the investors and shares issuable upon exercise of the warrants and the registration statement was declared effective by the SEC on May 16, 2011.  The Company is required to use commercially reasonable efforts to cause the registration statement to remain continuously effective until such time when all of the registered shares are sold or such shares may be sold by non-affiliates without volume or manner-of-sale restrictions pursuant to Rule 144 of the Securities Act and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144.  In the event the Company fails to meet certain legal requirements in regards to the registration statement, it will be obligated to pay the investors, as partial liquidated damages and not as a penalty, an amount in cash equal to 1.5% of the aggregate purchase price paid by investors for each monthly period that the registration statement is not effective, up to a maximum aggregate payment of 6% of the purchase price paid by investors, except that if the Company fails to satisfy the current public information requirement pursuant to Rule 144(c)(1), the maximum aggregate payment would be 12% of the purchase price paid by investors.  If the Company determines a registration payment arrangement in connection with the securities issued in March 2011 is probable and can be reasonably estimated, a liability will be recorded. As of December 31, 2012 and March 31, 2013, the Company concluded the likelihood of having to make any payments under the arrangements was remote, and therefore did not record any related liability.

Preferred Stock

The Company was authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of March 31, 2013.

(11)	Embedded Derivative Conversion Options and Call Option Derivative Liability

The Company accounts for the Conversion Option in accordance with ASC 815, Derivatives and Hedging (ACS 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a derivative financial instrument. The Company also accounts for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument is considered a free-standing financial instrument that meets the criteria of a derivative under the guidance.

On October 2, 2012, the Company issued the Convertible Notes as discussed in Note 9 and classified the fair value of the Conversion Option and Call Option as a derivative liability. The Company will continue to re-measure their fair values at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The fair value of the Conversion Option and Call Option as of December 31, 2012 and as of March 31, 2013, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Option, and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreement); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. In performing the valuation of the Conversion Option and Call Option, the Company believed the common stock price had not fully adjusted for the potential future dilution from this private placement. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.03 per share as of December 31, 2012 and March 31, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011 and 2012. Changes in these assumptions can materially affect the fair value estimate.

The following table summarizes the calculated aggregate fair values using a risk-neutral framework within a Monte Carlo analysis of the Conversion Option and the Call Option as of the dates indicated along with assumptions utilized in each calculation.

	Embedded Derivative and Derivative Liability
	Conversion Option		Call Option
	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013
Calculated aggregate value (in thousands)	$276	$273	$2,449	$2,786
Equity volatility	115%	115%	115%	115%
Asset volatility	90%	90%	90%	90%
Probability of Fundamental Transaction or Major Transaction	100%	100%	100%	100%
Weighted average risk-free interest rate	0.3%	0.1%	0.3%	0.1%
Dividend yield	None	None	None	None

(12)	Warrants

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

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	December 31, 2012	March 31, 2013	Exercise Price		Expiration
Equity-classified warrants
Issued to vendors	389	389	$23.20		September 2015 through December 2016
Issued pursuant to refinancing of Working Capital Note	7,068	7,068	$28.80		March 2016
Issued to lenders	6,449	6,449	$234.40		August 2013 through December 2016
Issued to lenders	4,608	4,608	$263.90		October 2015 through September 2019
	18,514	18,514

Liability-classified warrants
Issued pursuant to March 2011 equity financing	27,388,851	27,218,851	$1.10	(1)	March 2016
Issued pursuant to October 2012 debt financing	52,843,337	52,843,337	$0.75	(2)	October 2014 through October 2022
	80,232,188	80,062,188
Total	80,250,702	80,080,702

(1)
Effective April 6, 2013, the 2011 Warrants have been adjusted downward by 8.0% from $1.10 to $1.01. The effectiveness of the Registration Statement on March 28, 2013 triggered an adjustment of the exercise price of the 2011 Warrants.

(2)
On April 6, 2013 the exercise price of the warrants issued in connection with the 2012 Financing were adjusted from $0.75 to $0.69, and the number of shares issuable upon exercise of the Warrants was increased to 57,438,408 shares.  The effectiveness of the Registration Statement on March 28, 2013 triggered an adjustment of the exercise price of the 2012 Warrants and increased the number of warrants.

Liability-classified Warrants

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction.  Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.  On December 31, 2012, the Company commenced an offer to the holders of 2011 Warrants to amend and restate the 2011 Warrants.  Following execution by the holders of the Exchange Agreements and receipt of the Amended and Restated 2011 Warrants, such holders had the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10. Effective April 6, 2013, the 2011 Warrants have been adjusted downward by 8.0% from $1.10 to $1.01.

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

The fair value of the 2011 Warrants as of December 31, 2012 and March 31, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

In connection with the valuation performed on the 2011 Warrants, the Company believed the common stock price had not fully adjusted for the potential future dilution from the 2012 Financing due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, the uncertainty of the Company's outcome on its research programs, and the anti-dilution adjustment features of the warrants. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.03 per share as of December 31, 2012 and March 31, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011 and 2012 Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the three months ended March 31, 2012 and 2013, the Company recorded non-operating income of $0.5 million and $0.3 million, respectively due to a decrease in the estimated fair value of these warrants.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2011 Warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of
	December 31, 2012	March 31, 2013	Net cash settlement value as of March 31, 2013

Calculated aggregate value (in thousands)	$2,378	$2,117	$17,952	(1)
Exercise price per share of warrant	$1.10	$1.10 (2)	$1.10	(2)
Closing price per share of common stock	Not applicable	Not applicable	$0.75
Equity volatility	115.0%	115.0%	191.6	% (3)
Asset volatility	90%	90.0%	Not applicable
Probability of Fundamental Transaction	100%	100%	Not applicable
Expected term (years)	Not applicable	Not applicable	2.9
Weighted average risk-free interest rate	0.3%	0.1%	0.4%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of March 31, 2013, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.

(2)
Effective April 6, 2013, the 2011 Warrants have been adjusted downward by 8.0% from $1.10 to $1.01.  The effectiveness of the Registration Statement on March 28, 2013 triggered an adjustment of the exercise price of the 2011 Warrants.

(3)	Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2013 based on the terms of the warrant agreement.

2012 Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the Convertible Notes.  The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.  On April 6, 2013, the conversion price of the Convertible Notes was adjusted to $0.69 per share, the exercise price of the Warrants was adjusted to $0.69 per share, and the number of shares issuable upon exercise of the Warrants was increased to 57,438,408 shares.

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

The fair value of the warrants as of December 31, 2012 and March 31, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction. In addition, the following inputs were used in the valuation model: assumptions regarding the aggregate value of the Company’s debt and equity instruments, the amounts and dates of future debt financing transaction, and the historical and prospective volatility in the value of the Company’s debt and equity instruments. The Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.03 per share as of December 31, 2012 and March 31, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011 and 2012 Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the three months ended March 31, 2013, the Company recorded non-operating income of $0.1 million due to an increase in the estimated fair value of these warrants.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2012 Warrants as of the dates indicated along with the assumptions utilized in each calculation.
	Fair value as of:		Net cash settlement
	December 31, 2012	March 31, 2013	value as of March 31, 2013

Calculated aggregate value (in thousands)	$3,800	$3,921	$37,757	(1)
Exercise price per share of warrant	$0.75	$0.75 (2)	$0.75	(2)
Closing price per share of common stock	Not applicable	Not applicable	$0.73	(3)
Equity volatility	115.0%	115.0%	191.6	% (4)
Asset volatility	90.0%	90.0%	Not applicable
Probability of Fundamental Transaction	100%	100%	Not applicable
Expected term (years)	Not applicable	Not applicable	7.7
Risk-free interest rate	0.3%	0.1%	1.5%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of March 31, 2013, which value was calculated utilizing the Black-Scholes model defined in the 2012 Warrant Agreement.

(2)
On April 6, 2013 the exercise price of the warrants issued in connection with the 2012 Financing were adjusted from $0.75 to $0.69 and the number of shares issuable upon exercise of the Warrants was increased to 57,438,408 shares.

(3)	Represents the five-day Tengion stock VWAP used to calculate the net cash settlement value as of March 31, 2013.

(4)	Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2013, defined in the 2012 Warrant Agreement.

(13)	Stock-based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of March 31, 2013, 153,069 shares of common stock were available for future grants under the Plan.

Stock Options

The following table summarizes stock option activity under the Plans:
	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	234,465	$12.37	8.5
Granted	—	$—
Exercised	—	$—
Forfeited	(1,781)	$14.41
Outstanding at March 31, 2013	232,684	$12.35	8.2	$—

Vested and expected to vest at March 31, 2013	219,158	$12.62	8.2	$—

Exercisable at March 31, 2013	97,611	$17.82	7.7	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended March 31, 2012 and 2013 was $86,000 and $97,000, respectively.  As of March 31, 2013, there was $0.6 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee and non-employee director stock options, which is expected to be recognized over a weighted- average period of 2.5 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted- average grant date fair value
Nonvested at December 31, 2012	74,372	$7.81
Granted	—	$—
Vested	(19,221)	$8.35
Forfeited	(212)	$15.81
Nonvested at March 31, 2013	54,939	$7.60

Total stock-based compensation expense for restricted stock was $49,000 and $45,000 for the three months ended March 31, 2012 and 2013, respectively.  As of March 31, 2013, there was $356,000 of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted- average period of 2.7 years.

(14)	Commitments and Contingencies

Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 8, rent expense under these operating leases was $50,000 and $72,000 for the three months ended March 31, 2012 and 2013, respectively.

The following table summarizes future minimum lease payments as of March 31, 2013 (in thousands):

2013	$776
2014	1,055
2015	1,079
2016	278
Total minimum lease payments (1)	$3,188

(1)	The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 8 related to the Company’s lease liability.

(15)	Subsequent Events

On April 2, 2013, Company issued 290,935 shares of restricted common stock, to holders of the Convertible Notes to satisfy $189,000 in interest obligations due on April 2, 2013.

On April 6, 2013, the conversion price of the Convertible Notes was adjusted to $0.69 per share, the exercise price of the 2012 Warrants was adjusted to $0.69 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 57,438,408 shares.  The Registration Statement filed by the Company with the SEC to register the number of 2012 Warrant shares permitted under the limitations imposed by the SEC became effective at 4:00 p.m. on March 28, 2013.  The effectiveness of the Registration Statement triggered an adjustment of the exercise price of the 2012 Warrants and the conversion price of the Convertible Notes. The volume weighted average price (the VWAP) of the Company’s common stock from April 1, 2013 through April 5, 2013, the five trading days after the Registration Statement became effective (the Post-Registration Period), was $0.69, which was lower than the exercise price or conversion price for the 2012 Warrants and Convertible Notes in effect immediately prior to the expiration of the Post-Registration Period.  Pursuant to the terms of the Convertible Notes and 2012 Warrants, the exercise price and conversion price for the 2012 Warrants and Convertible Notes were adjusted to the value of the VWAP for the Post-Registration Period, and the number of shares issuable upon exercise of the 2012 Warrants was proportionately increased..

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q , in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in other documents filed by us with the SEC and include, among others: (i) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (ii) we may have difficulty enrolling patients in our clinical trials, including our Phase I clinical trial for our Neo-Urinary Conduit; (iii) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; (iv) we will need to raise additional funds or enter into strategic collaborations necessary to execute our business plan beyond May 2013 and such financings or strategic collaborations may not be available to us or, if available, on terms acceptable to us and (v) we may not  be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of March 31, 2013, we had an accumulated deficit of $252.9 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at March 31, 2013 were $2.9 million, representing 38% of total assets. Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations through May 2013. We will need to raise more funds to complete the Phase I clinical trial for our Neo-Urinary Conduit and continue preclinical research and development activities for our Neo-Kidney Augment. There is no assurance that such financing will be available or, if available, on terms acceptable to us.

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

The following table summarizes our research and development expense for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013	Change
Third-party direct program expenses:
Urologic	$171	$129	$(42)
Renal	406	238	(168)
Total third-party direct program expenses	577	367	(210)
Other research and development expense	2,117	1,813	(304)
Total research and development expense	$2,694	$2,180	$(514)

From our inception in July 2003 through March 31, 2013, we have incurred research and development expense of $130.1 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2012 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2013

Research and Development Expense.  Research and development expense for the three months ended March 31, 2012 and 2013 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2013	Change
Compensation and related expense	$1,191	$972	$(219)
External services – direct third parties	577	367	(210)
External services – other	216	167	(49)
Research materials and related expense	315	306	(9)
Facilities and related expense	395	368	(27)
Total research and development expense	$2,694	$2,180	$(514)

Research and development expense were $2.7 million and $2.2 million for the three months ended March 31, 2012 and 2013, respectively. The decrease in research and development expense for the three months ended March 31, 2013 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the three months ended March 31, 2012, as well as a reduction in external services related to the submission of a Pre-IND filing with the FDA for the Neo-Kidney Augment in March 2012.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2012 and 2013 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2013	Change
Compensation and related expense	$629	$653	$24
Professional fees	551	922	371
Facilities and related expense	134	188	54
Insurance, travel and other expenses	67	87	20
Total general and administrative expense	$1,381	$1,850	$469

General and administrative expense was $1.4 million and $1.9 million for the three months ended March 31, 2012 and 2013, respectively. The increase in general and administrative expense for the three months ended March 31, 2013 was primarily due to an increase in legal fees resulting from a change in corporate counsel as well as significant registration statement activity during 2013 related to securities issued in our 2011 and 2012 financings.

Depreciation Expense. Depreciation expense was $136,000 and $83,000 for the three months ended March 31, 2012 and 2013, respectively. The decrease in depreciation expense is solely due to an increased number of fully depreciated assets in 2013.

Other Expense. Other expense was $48,000 and $30,000 for the three months ended March 31, 2012 and 2013, respectively.

Interest Income (Expense).  Interest income was $7,000 and $5,000 for the three months ended March 31, 2012 and 2013, respectively. Interest expense was $0.2 million and $1.4 million for the three months ended March 31, 2012 and 2013, respectively. The increase was primarily due to non-cash interest expense associated with the Convertible Notes issued in the fourth quarter of 2012.

Change in Fair Value of Derivative Liability. During the three months ended March 31, 2013, we recorded a non-cash charge of $0.3 million on our statements of operations due to a change in the fair value of the derivative liability for the Conversion Option and the Call Option.

Change in Fair Value of Warrant Liability. During the three months ended March 31, 2013, we recorded a non-cash credit of $0.1 million on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012. The decrease in fair value is due to the passage of time. During the three months ended March 31, 2012, we recorded a non-cash credit of $0.5 million on our statement of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The decrease in fair value was primarily due to a decrease in the price per share of our common stock.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $252.9 million as of March 31, 2013, including $48.4 million of cumulative accretion on Redeemable Convertible Preferred Stock through April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity and debt offerings.

Cash and cash equivalents at March 31, 2013, were $2.9 million, representing 38% of total assets.   Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations through May 2013.  This period could be shortened if there are any significant increases in planned spending on development programs than anticipated or other unforeseen events. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that other financing will be available when needed to allow us to continue our operations or if available, on terms acceptable to us.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2012 and 2013 (in thousands):

	Three Months Ended March 31,
	2012	2013	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(5,974)	$(4,769)	$1,205
Investing activities	4,545	(1)	(4,546)
Financing activities	(466)	91	557
Decrease in cash and cash equivalents	$(1,895)	$(4,679)	$(2,784)

Operating Activities
Cash used in operating activities decreased $1.2 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to the payment of $1.0 million security deposit in 2012.

Investing Activities
Cash provided by investing activities decreased $4.5 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, primarily due to an increase in net sales and redemptions (net of purchases) of short-term investments of $4.5 million.

Financing Activities
Cash provided by financing activities increased $0.6 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012 due to debt payments in the 2012 period.

Off-Balance Sheet Arrangements

As of March 31, 2013, we have no off-balance sheet arrangements.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the market risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk”  included in our Annual Report on Form 10-K.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs. which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that include issuance of derivatives such as warrants and call options. This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries.  As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of March 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2013.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

The Company has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over accounting for significant financing transactions. Specifically, the Company has developed supplemental internal control procedures to properly evaluate the accounting implications of significant financing transactions and has identified qualified resources to execute the process and procedural enhancements.

The measures described above should remediate the material weakness identified and strengthen our internal controls over the accounting for significant financing transactions. Management is committed to improving the Company’s internal control processes. As the Company continues to evaluate and improve its internal control over accounting for significant financing transactions, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. The Company expects to complete the required remedial actions during 2013.

Other than as described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings.

None

Item 1A.                       Risk Factors.

Not applicable

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                          Defaults Upon Senior Securities.

None

Item 4.                          Mine and Safety Disclosures.

Not applicable

Item 5.                          Other Information.

None

Item 6.                                Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

4.1	Form of Amended and Restated Warrant issued in exchange for the 2011 Warrants (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 7, 2013).
4.2	Form of Interest Warrant to Purchase Common Stock of Tengion, Inc. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 14, 2013).
10.1
Consent and Amendment Agreement by and between Tengion, Inc. and the investors party thereto, dated December 31, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2013).

10.2
Second Consent and Amendment Agreement between Tengion, Inc. and the investors party thereto, dated January 30, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 4, 2013).

10.3
Form of Amendment Agreement to the 2012 Warrants and Convertible Notes by and between Tengion, Inc. and each investor in the 2012 Financing (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2013).

10.4
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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.*

*      Filed herewith
*
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

TENGION, INC.

Date: May 15, 2013	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Vice President, Finance (Principal Financial and Accounting Officer)