Form 10-Q
period 2013-06-30
TENGION INC
filed 2013-08-14
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

As of August 9, 2013, there were 4,420,715 shares of the registrant’s common stock outstanding.

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

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TENGION, INC.
(A Development-Stage Company)

 Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31,	June 30,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,536	$13,873
Restricted cash	1,000	—
Receivables related to Celgene and financing transactions	—	20,626
Prepaid expenses and other	360	476
Total current assets	8,896	34,975
Property and equipment, net of accumulated depreciation of $13,072 and $13,218 as of December 31, 2012 and June 30, 2013, respectively	612	467
Other assets	2,927	3,528
Total assets	$12,435	$38,970

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $157 and $131 as of December 31, 2012 and June 30, 2013, respectively	$1,786	$3,530
Current portion of lease liability	536	531
Accounts payable	644	1,889
Accrued compensation and benefits	716	427
Accrued expenses	1,454	2,683
Derivative liability	2,449	—
Warrant liability	6,178	21,010
Total current liabilities	13,763	30,070
Long-term debt and embedded derivative, net of debt discount of $7,515 and $9,923 as of December 31, 2012 and June 30, 2013, respectively	9,483	24,980
Lease liability	524	419
Other liabilities	8	11
Total liabilities	23,778	55,480
Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2012 and June 30, 2013	—	—
Common stock, $0.001 par value; 750,000 shares authorized; 2,449 and 3,387 shares issued and outstanding at December 31, 2012 and June 30, 2013, respectively	2	3
Additional paid-in capital	235,828	248,369
Deficit accumulated during the development stage	(247,173)	(264,882)
Total stockholders’ deficit	(11,343)	(16,510)
Total liabilities and stockholders’ deficit	$12,435	$38,970
The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 10, 2003 (inception) through
	2012	2013	2012	2013	June 30, 2013

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	$2,789	$2,480	$5,483	$4,660	$132,620
General and administrative	1,438	1,445	2,819	3,295	50,684
Depreciation	115	62	251	145	23,753
Impairment of property and equipment	—	—	—	—	7,371
Other expense, net	44	91	92	121	1,991
Total operating expenses	4,386	4,078	8,645	8,221	216,419
Loss from operations	(4,386)	(4,078)	(8,645)	(8,221)	(216,419)
Interest income	4	2	11	7	8,546
Interest expense	(151)	(1,830)	(325)	(3,257)	(21,103)
Change in fair value of embedded derivative and derivative liability	—	(4,104)	—	(4,438)	(3,494)
Change in fair value of warrant liability	1,214	(1,925)	691	(1,800)	15,975

Net loss	$(3,319)	$(11,935)	$(8,268)	$(17,709)	$(216,495)

Other comprehensive loss	—	—	—	—	—

Comprehensive loss	$(3,319)	$(11,935)	$(8,268)	$(17,709)	$(216,495)

Basic and diluted net loss per share	$(1.40)	$(3.59)	$(3.49)	$(5.84)
Weighted-average common stock outstanding – basic and diluted	2,373	3,325	2,371	3,034

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
(in thousands, except per share data)
(unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in	Deferred	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	(16,929)	(16,929)
Balance, December 31, 2012	—	—	2,449	2	235,828	—	(247,173)	(11,343)
Issuance of common stock for payment of interest	—	—	774	1	748	—	—	749
Proceeds from Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement, net of expenses and proceeds allocable to issuance of warrants	—	—	—	—	11,322	—	—	11,322
Cancellation of restricted stock to employees	—	—	(6)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of warrants	—	—	170	—	202	—	—	202
Stock-based compensation expense	—	—	—	—	276	—	—	276
Net loss	—	—	—	—	—	—	(17,709)	(17,709)
Balance, June 30, 2013	—	$—	3,387	$3	$248,369	$—	$(264,882)	$(16,510)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)
 (unaudited)

	Six Months Ended June 30,		Period from July 10, 2003 (inception) through
	2012	2013	June 30, 2013
Cash flows from operating activities:
Net loss	$(8,268)	$(17,709)	$(216,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	251	145	23,753
Change in fair value of embedded derivative and derivative liability	—	4,438	3,494
Change in fair value of warrant liability	(691)	1,800	(15,975)
Charge related to lease liability	92	231	2,101
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	57	2,312	6,474
Noncash rent expense	4	2	226
Stock-based compensation expense	288	276	6,021
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(123)	(127)	(2,825)
Accounts payable	(328)	1,313	1,931
Accrued expenses and other	(1,831)	(383)	583
Net cash used in operating activities	(10,549)	(7,702)	(183,371)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(324,508)
Change in restricted cash	—	1,000	—
Sales and redemptions of short-term investments	6,066	—	324,657
Cash paid for property and equipment	(4)	(2)	(31,724)
Proceeds from the sale of property and equipment	—	—	11
Net cash provided by (used in) investing activities	6,062	998	(31,564)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	6	195	55,117
Repurchases of common stock	—	—	(94)
Proceeds from long-term debt, net of issuance costs	—	12,846	66,559
Payments on long-term debt	(1,074)	—	(32,734)
Net cash (used in) provided by financing activities	(1,068)	13,041	228,808

Net (decrease) increase in cash and cash equivalents	(5,555)	6,337	13,873
Cash and cash equivalents, beginning of period	9,244	7,536	—
Cash and cash equivalents, end of period	$3,689	$13,873	$13,873

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

Building on its clinical and preclinical experience, the Company is initially leveraging its Organ Regeneration Platform to develop its Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion and its Neo-Kidney Augment for patients with advanced chronic kidney disease. The Company operates as a single business segment. Operations of the Company are subject to certain risks and uncertainties, including, among others: uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; comprehensive government regulations; having no commercial manufacturing experience, marketing or sales capability or experience; and dependence on key personnel.

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $264.9 million as of June 30, 2013, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions. Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations at least through 2014.

On June 28, 2013, we completed a private placement of an aggregate principal amount of $18.6 million of senior secured convertible notes and warrants to purchase an aggregate of approximately 81 million shares of common stock.  Also on June 28, 2013, we entered into a Collaboration and Option Agreement with Celgene Corporation (Celgene) and Celgene European Investment Company LLC (together with Celgene, the Celgene Companies), pursuant to which the Celgene Companies paid us $15.0 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock, (ii) a right of first negotiation to our Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement.  As of June 30, 2013, we recorded receivables totaling $20.6 million, of which $15.0 million related to the Celgene Collaboration and Option Agreement and $5.6 million related to the private placement.  All of the $20.6 million was received in July 2013.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Shares underlying warrants outstanding	1,064,616	187,718,221	1,064,616	187,718,221
Shares underlying options outstanding	250,993	232,046	250,993	232,046
Unvested restricted stock	75,844	54,939	75,844	54,939
Convertible notes payable	—	48,668,482	—	48,668,482

(5)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).
	Six Months Ended June 30,		Period from July 10, 2003 (inception) through June 30, 2013
	2012	2013
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	—	732	4,401
Fair value of warrants issued with issuance of long-term debt		9,657	16,891
Fair value of warrants issued with issuance of common stock	—	—	16,947
Fair value of warrants issued pursuant to Celgene Collaboration and Option Agreement	—	3,390	3,390
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability	—	15	138
Issuance of common stock for payment of interest	—	749	749

(6)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2013 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets(Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Assets:
Cash and cash equivalents	$7,536	$—	$—	$7,536

Liabilities:
Derivative liability	$—	$—	$2,449	$2,449
Embedded derivative liability	—	—	276	276
Warrant liability	—	—	6,178	6,178
	$—	$—	$8,903	$8,903

At June 30, 2013:
Assets:
Cash and cash equivalents	$13,873	$—	$—	$13,873

Liabilities:
Derivative liability	$—	$—	$—	$—
Embedded derivative liability	—	—	1,323	1,323
Warrant liability	—	—	21,010	21,010
	$—	$—	$22,333	$22,333

The Company has recorded a derivative liability relating to a call option issued to the holders of convertible notes issued in 2012 (the Call Option).  See Note 11 for further discussion of the Call Option derivative liability.  This derivative liability is measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  A reconciliation of the derivative liability is as follows (in thousands):

Call Option
Balance at January 1, 2013	$4,627
Change in fair value of derivative liability	2,449
Exercise of Call Option	(6,572)
Expiration of Call Option	(504)
Balance at June 30, 2013	$—

The Company issued notes in 2012 and 2013 that are convertible into common stock.  See Note 11 for further discussion of these embedded derivative liabilities. These conversion options are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  A reconciliation of the embedded derivative liabilities is as follows (in thousands):

	2012 Notes	2013 Notes	Total
Balance at December 31, 2012	$276	$—	$276
Issuance of derivative	—	732	732
Change in fair value of derivative liability	315	—	315
Balance at June 30, 2013	$591	$732	$1,323

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  See Note 12 for further discussion of the warrant liability.  A reconciliation of the warrant liability is as follows (in thousands):

	2011 Warrants	2012 Warrants	2013 Warrants	Total
Balance at December 31, 2012	$2,378	$3,800	$—	$6,178
Issuance of warrants	—	—	13,047	13,047
Exercise of warrants	(15)	—	—	(15)
Change in fair value of warrant liability	(912)	2,712	—	1,800
Balance at June 30, 2013	$1,451	$6,512	$13,047	$21,010

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.

(7)	Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,	June 30,
	2012	2013
Accrued consulting and professional fees	$387	$344
Accrued private placement fees	—	1,371
Accrued research and development	453	485
Accrued interest on convertible notes	373	375
Other	241	108
	$1,454	$2,683

(8)	Lease liability

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

The following table summarizes the activity related to the lease liability for the periods ended December 31, 2012 and June 30, 2013 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2012	$678	$382	$1,060
Charges utilized	(124)	(217)	(341)
Additional charges to operations	38	193	231
Balance at June 30, 2013	592	358	950
Less current portion	238	293	531
	$354	$65	$419

(9)	Debt

Total debt outstanding consists of the following (in thousands):

	December 31,	June 30,
	2012	2013
Senior Secured 2012 Convertible Notes	$15,005	$15,005
Embedded derivative liability-2012 Notes	276	591
Senior Secured 2013 Convertible Notes	—	18,576
Embedded derivative liability-2013 Notes	—	732
Working Capital Note	3,660	3,660
Unamortized debt discount	(7,672)	(10,054)
	11,269	28,510
Less current portion	(1,786)	(3,530)
Total long-term debt and embedded derivative, net	$9,483	$24,980

The Company recorded interest expense of $0.2 million and $1.8 million for the three months ended June 30, 2012 and 2013, respectively. The Company recorded interest expense of $0.3 million and $3.3 million for the six months ended June 30, 2012 and 2013, respectively. Included in interest expense in for the six months ended June 30, 2013 is $0.6 million of issuance costs related to the 2013 Financing, $1.7 million in amortization of deferred financing costs and debt discount on the 2012 Senior Secured Convertible Notes and Working Capital Note and $1.0 million of interest expense on the 2012 Senior Secured Convertible Notes and Working Capital Note.

Senior Secured Convertible Notes

2013 Financing

On June 28, 2013, the Company completed a private placement (the 2013 Financing) of an aggregate principal amount of $18,576,000 of Senior Secured Convertible Notes (the 2013 Convertible Notes) along with warrants to the holders of the Convertible Notes (2013 Warrants) to purchase 26,921,741 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 53,843,479 shares of our common stock exercisable for a period of ten years from the date of their issuance. The 2013 Convertible Notes and 2013 Warrants were issued pursuant to the exercise of a call option granted in 2012 to holders of the 2012 Convertible Notes and as further described below. The initial conversion price of the 2013 Convertible Notes is $0.69 per share and the initial exercise price of the 2013 Warrants is $0.69 per share.  The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2013 Notes).  The Conversion Option-2013 Notes is presented on the Balance Sheet, net of long-term debt. See Note 11 for further discussion of this embedded derivative liability.

The 2013 Convertible Notes mature on June 30, 2016 and bear interest at 10% per annum, which is payable quarterly beginning on October 1, 2013. The 2013 Convertible Notes are convertible into 26,921,740 shares of common stock at a current conversion price of $0.69 per share. We may, at our option, pay interest by the issuance of freely tradable shares of common stock (or, in certain circumstances, warrants to purchase shares of common stock), provided that an event of default has not occurred and we have publicly disclosed all material information about the Company. If we elect to pay interest on the 2013 Convertible Notes through the issuance of shares of our common stock, the number of shares that would be issued is calculated by dividing the amount of the interest payment by the lesser of: (1) the volume weighted average price (VWAP) period for our common stock for the twenty trading days prior to the date the interest payment is due or (2) the closing bid price for our common stock as of the last trading day of the VWAP period. All shares of common stock issuable to the holders in lieu of interest payments will be allocated pro rata among the holders based on the outstanding principal amount of the 2013 Convertible Notes.

2012 Financing

On October 2, 2012, the Company completed a private placement of an aggregate principal amount of $15.0 million of Senior Secured Convertible Notes (the 2012 Convertible Notes) along with warrants to the holders of the Convertible Notes (2012 Warrants) to purchase approximately 51.1 million shares of common stock at an initial exercise price of $0.75 per share.  The 2012 Convertible Notes mature on October 2, 2015 and bear interest at 10% per annum.  The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2012 Notes).  The Conversion Option-2012 Notes is presented on the Balance Sheet, net of long-term debt. See Note 11 for further discussion of this embedded derivative liability.

At the time of the issuance of the 2012 Convertible Notes, the Company also granted the holders of the 2012 Convertible Notes the right to require the Company to sell to such holders up to an additional $20 million in securities on the same terms as the 2012 Convertible Notes and 2012 Warrants (the Call Option) (collectively with the 2012 Convertible Notes and 2012 Warrants, the 2012 Financing).  The Company recorded a derivative liability for the Call Option.  The Call Option was exercised by the holders of the 2012 Convertible Notes on June 28, 2013 before the expiration date of June 30, 2013.  See Note 11 for further discussion of this derivative liability.

On December 31, 2012, January 30, 2013, and February 14, 2013, the Company entered into amendment agreements with the holders of the 2012 Convertible Notes. Pursuant to these amendments, the holders agreed to extend the interest payments that were due to them on January 1, 2013 to February 15, 2013. The aggregate amount of the interest payment due on January 1, 2013 was $0.4 million, which amount continued to accrue interest at the rate of 10% per annum.  On February 14, 2013, the Company and the investors entered into amendments to the terms of the 2012 Financing which gave the Company the option to pay interest payments on the Notes with restricted common stock.

On April 6, 2013, the conversion price of the 2012 Convertible Notes was adjusted to $0.69 per share, the exercise price of the 2012 Warrants was adjusted to $0.69 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 57,438,408 shares.  The Registration Statement filed by the Company with the SEC to register the number of 2012 Warrant shares permitted under the limitations imposed by the Securities and Exchange Commission (SEC) became effective at 4:00 p.m. on March 28, 2013.  The effectiveness of the Registration Statement triggered an adjustment of the exercise price of the 2012 Warrants and the conversion price of the 2012 Convertible Notes. The VWAP of the Company’s common stock from April 1, 2013 through April 5, 2013, the five trading days after the Registration Statement became effective (the Post-Registration Period), was $0.69, which was lower than the exercise price or conversion price for the 2012 Warrants and 2012 Convertible Notes in effect immediately prior to the expiration of the Post-Registration Period.  Pursuant to the terms of the 2012 Convertible Notes and 2012 Warrants, the exercise price and conversion price for the 2012 Warrants and 2012 Convertible Notes were adjusted to the value of the VWAP for the Post-Registration Period, and the number of shares issuable upon exercise of the 2012 Warrants was proportionately increased.

(10)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, and Scientific Advisory Board members.  As of June 30, 2013, the Company is authorized to issue 750,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

Registration Rights Agreements

In connection with the 2013 Financing and the Celgene Collaboration and Option Agreement, we entered into a Registration Rights Agreement (the 2013 Registration Rights Agreement) with the 2013 investors and Celgene.  The 2013 Registration Rights Agreement provides that, within 30 days of the closing of the 2013 Financing, we will file a “resale” registration statement (the Registration Statement) covering up to the maximum number of shares underlying the 2013 Notes, 2013 Warrants and the Celgene Warrants that we are able to register pursuant to applicable SEC limitations.  We filed the Registration Statement on July 26, 2013 and it is currently under review by the SEC.  Under the terms of the 2013 Registration Rights Agreement, we are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of June 30, 2013.

2013 Agreements with Celgene

On June 28, 2013, the Company entered into a Collaboration and Option Agreement with the Celgene Companies, pursuant to which the Celgene Companies paid $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock, (ii) a Right of First Negotiation Agreement (ROFN Agreement) to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement in which the Company agreed to limit development of its Esophagus Program to activities under the Collaboration and Option Agreement and in which the Company also granted to Celgene the option to acquire the rights to its Esophagus Program for 125% of the value of the program, as determined by independent valuation firms (the Option).  The Esophagus Program is the Company’s autologous neo-esophageal implants, which use certain of its intellectual property and a scientific platform relating to the potential creation of new human tissues and organs using autologous cells. The Collaboration and Option Agreement will expire June 28, 2020, unless earlier terminated in connection with a change of control transaction.

The ROFN Agreement granted Celgene a right of first negotiation to the license, sale, assignment, transfer or other disposition by the Company of any material portion of intellectual property (including patents and trade secrets) or other assets related to the Neo-Kidney Augment program.  In the event of a change in control of the Company, the ROFN Agreement and all of Celgene’s rights pursuant thereto shall automatically terminate in all respects and be of no further force and effect.

The Company estimated the fair value of the warrants issued to Celgene to be $3.4 million as of the date of issuance and recorded a warrant liability in that amount.  See Note 12 for further discussion of the warrant liability. The Company determined that the Collaboration and Option Agreement did not represent a revenue arrangement because the Company has no substantive performance obligations under the agreement.  The Company evaluated the terms of the Option and determined that it had de minimis value because the option exercise price is at a 25% premium to the fair value of the rights as determined by independent valuation firms at the time of exercise of the option.  The Company evaluated the terms of the ROFN Agreement and determined it had de minimis value because the rights of Celgene are limited to an exclusive negotiating period of a short duration.  As a result, none of the proceeds received from Celgene were allocated to the Option or the ROFN Agreement.  Therefore, given the factors noted above as well as Celgene’s ownership position in the Company prior to execution of the Collaboration and Option Agreement and ROFN Agreement, all of the residual proceeds of $11.6 million were credited to Additional Paid-in Capital, net of transaction fees.  In accordance with the terms of the Collaboration and Option Agreement, Celgene paid the $15 million within five days of June 28, 2013, which was the effective date of the Collaboration and Option Agreement.  Therefore, the Company recorded a receivable of $15 million at June 30, 2013 related to the Collaboration and Option Agreement.

(11)	Embedded Derivative Conversion Options and Call Option Derivative Liability

The Company accounts for Conversion Options on the 2012 and 2013 Convertible Notes in accordance with ASC 815, Derivatives and Hedging (ACS 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a derivative financial instrument.  These Conversion Options are classified with debt on the balance sheet and remeasured to fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The Company also accounts for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument is considered a free-standing financial instrument that meets the criteria of a derivative under the guidance.  The change in fair value as of each reporting date was recorded on the Statement of Operations and Comprehensive Loss.  On June 28, 2013, $18,576,000 of the Call Option was exercised in connection with the 2013 Financing.  The remaining $1,424,000 unexercised portion of the Call Option expired on June 30, 2013.

On October 2, 2012, the Company issued the 2012 Convertible Notes as discussed in Note 9 and classified the fair value of the Conversion Option and Call Option as a derivative liability. The Company will continue to re-measure their fair values at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The fair value of the Conversion Options and Call Option as of December 31, 2012, the Conversion Options and as of June 30, 2013, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Options, and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. In performing the valuation of the Conversion Options and Call Option, the Company believed the common stock price had not fully adjusted for the potential future dilution from this private placement. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.11 per share as of December 31, 2012 and June 30, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011, 2012, and 2013. Changes in these assumptions can materially affect the fair value estimate.

The following table summarizes the calculated aggregate fair values using a risk-neutral framework within a Monte Carlo analysis of the Conversion Option and the Call Option as of the dates indicated along with assumptions utilized in each calculation.

	Embedded Derivative and Derivative Liability
	Conversion Option- 2013 Notes	Conversion Option-2012 Notes		Call Option
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013
Calculated aggregate value (in thousands)	$732	$276	$591	$2,449	$—
Equity volatility	120%	115%	120%	115%	—
Asset volatility	90%	90%	90%	90%	—
Probability of Fundamental Transaction or Major Transaction	100%	100%	100%	100%	—
Weighted average risk-free interest rate	0.3%	0.3%	0.3%	0.3%	—
Dividend yield	None	None	None	None	—

(12)	Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event that subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  The Company classifies derivative warrant liabilities on the balance sheet as a current liability, which is revalued at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	December 31,	June 30,	Weighted Average Exercise Price
	2012	2013			Expiration
Equity-classified warrants
Issued to lenders and vendors	18,514	18,514	$158.81		August 2013 through September 2019
	18,514	18,514

Liability-classified warrants
Issued pursuant to March 2011 equity financing	27,388,851	27,218,851	$1.01	(1)	March 2016
Issued pursuant to October 2012 debt financing	52,843,337	57,438,408	$0.69	(2)	October 2014 through October 2022
Issued pursuant to June 2013 Celgene transaction	—	22,277,228	$1.01		June 2018 through June 2023
Issued pursuant to June 2013 debt financing	—	80,765,220	$0.69		June 2018 through June 2023
	80,232,188	187,699,707
Total	80,250,702	187,718,221

(1)
Effective April 6, 2013, the 2011 Warrants were adjusted downward by 8.0% from $1.10 to $1.01. The effectiveness of the Registration Statement on March 28, 2013 triggered an adjustment of the exercise price of the 2011 Warrants.  Exercise price at December 31, 2012 was $1.10.

(2)
On April 6, 2013 the exercise price of the warrants issued in connection with the 2012 Financing was adjusted from $0.75 to $0.69, and the number of shares issuable upon exercise of the Warrants was increased to 57,438,408 shares.  The effectiveness of the Registration Statement on March 28, 2013 triggered an adjustment of the exercise price of the 2012 Warrants and the number of shares issuable upon exercise of the warrants was increased.  The exercise price at December 31, 2012 was $0.75.

Liability-classified Warrants

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction.  Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.  On December 31, 2012, the Company commenced an offer to the holders of 2011 Warrants to amend and restate the 2011 Warrants.  Following execution by the holders of the Exchange Agreements and receipt of the Amended and Restated 2011 Warrants, such holders had the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10. Effective April 6, 2013, the 2011 Warrants were adjusted downward by 8.0% from $1.10 to $1.01.

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

The fair value of the 2011 Warrants as of December 31, 2012 and June 30, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

In connection with the valuation performed on the 2011 Warrants, the Company believed the common stock price had not fully adjusted for the potential future dilution from the 2012 and 2013 Financings due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, the uncertainty of the Company's outcome on its research programs, and the anti-dilution adjustment features of the warrants. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.011 per share as of December 31, 2012 and June 30, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011, 2012, and 2013 Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the three and six months ended June 30, 2012, the Company recorded non-operating income of $1.2 million and $0.7 million, respectively due to a decrease in the estimated fair value of these warrants.  During the three and six months ended June 30, 2013, the Company recorded non-operating expense of $0.7 million and $0.9 million, respectively due to an increase in the estimated fair value of these warrants.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2011 Warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of
	December 31,	June 30,	Net cash settlement value as of
	2012	2013	June 30, 2013

Calculated aggregate value (in thousands)	$2,378	$1,451	$8,313	(1)
Exercise price per share of warrant	$1.10	$1.01	$1.01
Closing price per share of common stock	Not applicable	Not applicable	$0.31
Equity volatility	115.0%	120.0%	322.0	% (2)
Asset volatility	90%	90.3%	Not applicable
Probability of Fundamental Transaction	100%	100%	Not applicable
Expected term (years)	Not applicable	Not applicable	2.7
Weighted average risk-free interest rate	0.3%	0.3%	0.7%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of June 30, 2013, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.
(2)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2013 based on the terms of the warrant agreement.

2012 and 2013 Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the 2012 Convertible Notes.  The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations.  On April 6, 2013, the conversion price of the 2012 Convertible Notes was adjusted to $0.69 per share, the exercise price of the Warrants was adjusted to $0.69 per share, and the number of shares issuable upon exercise of the Warrants was increased to 57,438,408 shares.

On June 28, 2013, as part of the 2013 Financing, the Company issued the 2013 Warrants to holders of the 2013 Convertible Notes.  The 2013 Warrants are currently exercisable at an exercise price of $0.69 per share subject to certain adjustments as specified in the warrant agreement.  In addition, on June 28, 2013, the Company entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid the Company $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock, (ii) a right of first negotiation to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement.  The Celgene Warrants are currently exercisable at an exercise price of $1.01 per share.   The Company valued the 2013 warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The 2012 and 2013 warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event the Company completes subsequent equity financings at a price per share lower than the then-current warrant exercise price.  In addition, the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Major Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange).  The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Major Transaction.

The fair value of the 2012 and 2013 warrants as of December 31, 2012 and June 30, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction. In addition, the following inputs were used in the valuation model: assumptions regarding the aggregate value of the Company’s debt and equity instruments, the amounts and dates of future debt financing transaction, and the historical and prospective volatility in the value of the Company’s debt and equity instruments. The Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.11 per share as of December 31, 2012 and June 30, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011, 2012, and 2013 Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

During the three months ended June 30, 2013, the Company recorded non-operating income of $0.1 million due to a decrease in the estimated fair value of these warrants.  During the six months ended June 30, 2013, the Company recorded non-operating expense of $1.6 million due to an increase in the estimated fair value of these warrants.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2012 Warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of:		Net cash settlement value as of June 30, 2013
	December 31, 2012	June 30, 2013

Calculated aggregate value (in thousands)	$3,800	$6,512	$25,007 (1)
Exercise price per share of warrant	$0.75	$0.69	$0.69
Closing price per share of common stock	Not applicable	Not applicable	$0.44 (2)
Equity volatility	115.0%	120.0%	288.7% (3)
Asset volatility	90.0%	90.3%	Not applicable
Probability of Fundamental Transaction	100%	100%	Not applicable
Expected term (years)	Not applicable	Not applicable	7.5
Risk-free interest rate	0.3%	0.3%	2.1%
Dividend yield	None	None	None

(1)	Represents the net cash settlement value of the warrant as of June 30, 2013, which value was calculated utilizing the Black-Scholes model defined in the 2012 Warrant Agreement.
(2)	Represents the five-day Tengion stock VWAP used to calculate the net cash settlement value as of June 30, 2013.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2013, defined in the 2012 Warrant Agreement.

The following table summarizes the calculated aggregate fair values and net cash settlement value for the 2013 Warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of June 30, 2013	Net cash settlement value as of June 30, 2013

Calculated aggregate value (in thousands)	$13,047	$45,016(1)
Weighted average exercise price per share of warrant	$0.76	$0.76
Closing price per share of common stock	Not applicable	$0.44 (2)
Equity volatility	120.0%	288.7% (3)
Asset volatility	90.3%	Not applicable
Probability of Fundamental Transaction	100%	Not applicable
Expected term (years)	Not applicable	8.3
Risk-free interest rate	0.3%	2.2%
Dividend yield	None	None

(1)	Represents the net cash settlement value of the warrant as of June 30, 2013, which value was calculated utilizing the Black-Scholes model defined in the 2013 Warrant Agreement.
(2)	Represents the five-day Tengion stock VWAP used to calculate the net cash settlement value as of June 30, 2013.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2013, defined in the 2013 Warrant Agreement.

(13)	Stock-based Compensation

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of June 30, 2013, 153,707 shares of common stock were available for future grants under the 2010 Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	234,465	$12.37	8.5	$—
Granted	—	$—
Exercised	—	$—
Forfeited	(2,419)	$16.04
Outstanding at June 30, 2013	232,046	$12.33	8.0	$—

Vested and expected to vest at June 30, 2013	218,891	$12.55	8.0	$—

Exercisable at June 30, 2013	110,241	$16.78	7.6	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended June 30, 2012 and 2013 was $0.1 million and $0.1 million, respectively.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the six months ended June 30, 2012 and 2013 was $0.2 million and $0.2 million, respectively. As of June 30, 2013, there was $0.6 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee and non-employee director stock options, which is expected to be recognized over a weighted- average period of 2.3 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:
	Number of shares	Weighted- average grant date fair value
Nonvested at December 31, 2012	74,372	$7.81
Granted	—	$—
Vested	(19,221)	$8.35
Forfeited	(212)	$15.81
Nonvested at June 30, 2013	54,939	$7.60

Total stock-based compensation expense for restricted stock was $34,000 and $36,000 for the three months ended June 30, 2012 and 2013, respectively.  Total stock-based compensation expense for restricted stock was $83,000 and $81,000 for the six months ended June 30, 2012 and 2013, respectively.  As of June 30, 2013, there was $0.3 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted- average period of 2.5 years.

(14)	Commitments and Contingencies

Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 8, rent expense under these operating leases was $37,000 and $9,000 for the three months ended June 30, 2012 and 2013, respectively.  Excluding the lease liability activity described in Note 8, rent expense under these operating leases was $87,000 and $81,000 for the six months ended June 30, 2012 and 2013, respectively.

The following table summarizes future minimum lease payments as of June 30, 2013 (in thousands):

2013	$519
2014	1,055
2015	1,079
2016	278
Total minimum lease payments (1)	$2,931

(1) The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 8 related to the Company’s lease liability.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q , in the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in other documents filed by us with the SEC.

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in other documents filed by us with the SEC and include, among others: (i) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (ii) we may have difficulty enrolling patients in our clinical trials, including the Phase I clinical trials for our Neo-Urinary Conduit and Neo-Kidney Augment; (iii) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; (iv) we will need to raise additional funds or enter into strategic collaborations necessary to execute our business plan beyond 2014 and such financings or strategic collaborations may not be available to us or, if available, on terms acceptable to us and (v) we may not  be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of June 30, 2013, we had an accumulated deficit of $264.9 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at June 30, 2013 were $13.9 million, representing 36% of total assets.  We received proceeds of $20.6 million in July 2013 relating to the Celgene and financing transactions consummated in June 2013.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through at least 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.

On June 28, 2013, we completed a private placement of an aggregate principal amount of $18.6 million of senior secured convertible notes and warrants to purchase an aggregate of approximately 81 million shares of common stock.  Also on June 28, 2013, we entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid us $15.0 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock, (ii) a right of first negotiation to our Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement.

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

The following table summarizes our research and development expense for the three and six months ended June 30, 2012 and 2013 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2013	Change	2012	2013	Change
Third-party direct program expenses:
Urologic	$169	$99	$(70)	$340	$228	$(112)
Renal	586	406	(180)	992	644	(348)
Total third-party direct program expenses	755	505	(250)	1,332	872	(460)
Other research and development expense	2,034	1,975	(59)	4,151	3,788	(363)
Total research and development expense	$2,789	$2,480	$(309)	$5,483	$4,660	$(823)

From our inception in July 2003 through June 30, 2013, we have incurred research and development expense of $132.6 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2012 and 2013

Research and Development Expense.  Research and development expense for the three months ended June 30, 2012 and 2013 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2013	Change	2012	2013	Change
Compensation and related expense	$1,142	$1,004	$(138)	$2,333	$1,976	$(357)
External services – direct third parties	755	405	(350)	1,332	772	(560)
External services – other	170	255	85	386	422	36
Research materials and related expense	377	337	(40)	692	643	(49)
Facilities and related expense	345	479	134	740	847	107
Total research and development expense	$2,789	$2,480	$(309)	$5,483	$4,660	$(823)

Research and development expense were $2.8 million and $2.5 million for the three months ended June 30, 2012 and 2013, respectively, and $5.5 million and $4.7 million for the six months ended June 30, 2012 and 2013, respectively. The decrease in research and development expense for the three and six months ended June 30, 2013 was primarily due to a reduction in compensation and related expenses resulting from fewer employees as compared to the 2012 periods, as well as a reduction in external services.

General and Administrative Expense. General and administrative expense for the three and six months ended June 30, 2012 and 2013 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2012	2013	Change	2012	2013	Change
Compensation and related expense	$525	$529	$4	$1,154	$1,182	$28
Professional fees	712	686	(26)	1,263	1,608	345
Facilities and related expense	157	118	(39)	291	306	15
Insurance, travel and other expenses	44	112	68	111	199	88
Total general and administrative expense	$1,438	$1,445	$7	$2,819	$3,295	$476

General and administrative expense was $1.4 million for the three months ended June 30, 2012 and 2013.  General and administrative expense was $2.8 million and $3.3 million for the six months ended June 30, 2012 and 2013, respectively. The increase in general and administrative expense for the six months ended June 30, 2013 was primarily due to an increase in legal fees resulting from a change in corporate counsel as well as significant registration statement activity during 2013 related to securities issued in our 2011 and 2012 financings.

Depreciation Expense. Depreciation expense was approximately $0.1 million for the three months ended June 30, 2012 and 2013, and $0.3 million and $0.1 million for the six months ended June 30, 2012 and 2013, respectively. The decrease in depreciation expense is solely due to an increased number of fully depreciated assets in 2013.

Other Expense, net. Other expense was $44,000 and $91,000 for the three months ended June 30, 2012 and 2013, respectively, and $92,000 and $121,000 for the six months ended June 30, 2012 and 2013, respectively.   The increase in other expense is $0.2 million charge due to a change in assumption of sublease income related to the manufacturing space in its East Norriton, Pennsylvania facility offset by income of $0.1 million related to the sale of Pennsylvania research and development tax credits to a third party buyer .

Interest Income (Expense).  Interest income was $4,000 and $2,000 for the three months ended June 30, 2012 and 2013, respectively, and $11,000 and $7,000 for the six months ended June 30, 2012 and 2013, respectively. Interest expense was $0.2 million and $1.8 million for the three months ended June 30, 2012 and 2013, respectively, and $0.3 million and $3.3 million for the six months ended June 30, 2012 and 2013, respectively. The increase was primarily due to non-cash interest expense associated with the 2012 Convertible Notes issued in the fourth quarter of 2012 and the 2013 Convertible Notes issued in the second quarter of 2013.

Change in Fair Value of Derivative Liability. During the three and six months ended June 30, 2013, we recorded a non-cash charge of $4.1 million and $4.4 million, respectively on our statements of operations due to a change in the fair value of the derivative liability for the Conversion Option and the Call Option.

Change in Fair Value of Warrant Liability. During the three and six months ended June 30, 2013, we recorded a non-cash charge of $1.9 million and $1.8 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012. The increase in fair value is due to the increase in the valuation model-derived common stock value. During the three and six months ended June 30, 2012, we recorded a non-cash credit of $1.2 million and $0.7 million, respectively, on our statement of operations due to a decrease in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The decrease in fair value was primarily due to a decrease in the price per share of our common stock.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $264.9 million as of June 30, 2013, including $48.4 million of cumulative accretion on Redeemable Convertible Preferred Stock through April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity and debt offerings.

Cash and cash equivalents at June 30, 2013, were $13.9 million, representing 36% of total assets.  We received proceeds of $20.6 million in July 2013 relating to the Celgene and financing transactions consummated in June 2013.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations at least through 2014.  This period could be shortened if there are any significant increases in planned spending on development programs than anticipated or other unforeseen events. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that other financing will be available when needed to allow us to continue our operations or, if available, on terms acceptable to us.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended June 30, 2012 and 2013 (in thousands):

	Six Months Ended June 30,
	2012	2013	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(10,549)	$(7,702)	$2,847
Investing activities	6,062	998	(5,064)
Financing activities	(1,068)	13,041	14,109
(Decrease) increase in cash and cash equivalents	$(5,555)	$6,337	$11,892

Operating Activities
Cash used in operating activities decreased $2.8 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to an increase in accounts payable and accrued liabilities as of June 30, 2013 as the Company managed its cash balances in anticipation of the close of the transactions completed in June 2013.

Investing Activities
Cash provided by investing activities decreased $5.1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  During the 2012 period, the Company realized proceeds of approximately $6.1 million from net sales and redemptions (net of purchases) of short-term investments.   During the 2013 period, the Company realized $1.0 million from the release of the restricted cash.

Financing Activities
Cash provided by financing activities increased $14.1 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, primarily due to $12.9 of proceeds received from the issuance of 2013 Convertible Notes.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs. which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that include issuance of derivatives such as warrants and call options. This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries.  As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of June 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2013.

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

PART II.                      OTHER INFORMATION

Item 1.                          Legal Proceedings.

None

Item 1A.                       Risk Factors.

There have been no material changes to the risk factors discussed in Part I, Item 1A “Risk Factors”  included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                          Defaults Upon Senior Securities.

None

Item 4.                          Mine and Safety Disclosures.

Not applicable

Item 5.                          Other Information.

None

Item 6.                                Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

3.4	Second Amended and Restated Bylaws of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 18, 2013).

4.1	Form of Senior Secured Convertible Note dated June 28, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed July 5, 2013).

4.2	Form of Warrant issued to various investors June 28, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed July 5, 2013).

4.3	Form of Warrant issued to Celgene Corporation June 28, 2013 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed July 5, 2013).

10.1	Tengion, Inc. Change in Control Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 31, 2013).#

10.2
Securities Purchase Agreement by and between Tengion, Inc. and the investors party thereto, dated June 28, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed July 5, 2013).

10.3	Facility Agreement by and between Tengion, Inc. and the lenders party thereto, dated June 28, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed July 5, 2013).

10.4	Security Agreement by and between Tengion, Inc. and the secured parties thereto, dated June 28, 2013 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed July 5, 2013).

10.5
Registration Rights Agreement by and between Tengion, Inc. and the parties thereto, dated June 28, 2013 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on July 5, 2013).

10.6
Amendment, Waiver and Consent Agreement by and among Tengion, Inc. and the parties thereto, dated June 28, 2013, (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on July 5, 2013).

10.7
Collaboration and Option Agreement by and among Tengion, Inc., Celgene Corporation and Celgene European Investment Company LLC, dated June 28, 2013 (Incorporated by reference to Exhibit 10.6 to our Current Report on From 8-K filed July 5, 2013).

10.8
Right of First Negotiation Agreement by and between Tengion, Inc. and Celgene Corporation, dated June 28, 2013 (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed July 5, 2013).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.*

*      Filed herewith
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

#	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TENGION, INC.

Date: August 14, 2013	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)