Form 10-Q
period 2013-09-30
TENGION INC
filed 2013-12-02
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of November 25, 2013, there were 5,482,247 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q for the Quarter Ended September 30, 2013

NOTE REGARDING COMPANY REFERENCES

Throughout this report, "Tengion," the "Company," "we," "us" and "our" refer to Tengion, Inc.

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

i

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements.
TENGION, INC.
(A Development-Stage Company)

 Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31,	September 30,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,536	$27,479
Restricted cash	1,000	—
Prepaid expenses and other	360	418
Total current assets	8,896	27,897
Property and equipment, net of accumulated depreciation of $13,072 and $13,276 as of December 31, 2012 and September 30, 2013, respectively	612	410
Other assets	2,927	3,570
Total assets	$12,435	$31,877

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $157 and $91 as of December 31, 2012 and September 30, 2013, respectively	$1,786	$2,288
Current portion of lease liability	536	536
Accounts payable	644	1,329
Accrued compensation and benefits	716	624
Accrued expenses	1,454	1,897
Derivative liability	2,449	—
Warrant liability	6,178	22,751
Total current liabilities	13,763	29,425
Long-term debt and embedded derivative, net of debt discount of $7,515 and $8,905 as of December 31, 2012 and September 30, 2013, respectively	9,483	25,886
Lease liability	524	363
Other liabilities	8	12
Total liabilities	23,778	55,686
Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2012 and September 30, 2013	—	—
Common stock, $0.001 par value; 750,000 shares authorized; 2,449 and 4,421 shares issued and outstanding at December 31, 2012 and September 30, 2013, respectively	2	4
Additional paid-in capital	235,828	248,326
Deficit accumulated during the development stage	(247,173)	(272,139)
Total stockholders’ deficit	(11,343)	(23,809)
Total liabilities and stockholders’ deficit	$12,435	$31,877

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

					Period from July 10, 2003 (inception) through September 30, 2013
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenue	$—	$—	$—	$—	$—

Operating expenses:
Research and development	$2,438	$2,169	$7,921	$6,829	$134,789
General and administrative	1,198	1,520	4,017	4,815	52,204
Depreciation	106	59	357	204	23,812
Impairment of property and equipment	—	—	—	—	7,371
Other expense, net	38	156	130	277	2,147
Total operating expenses	3,780	3,904	12,425	12,125	220,323
Loss from operations	(3,780)	(3,904)	(12,425)	(12,125)	(220,323)
Interest income	1	19	12	26	8,565
Interest expense	(469)	(2,246)	(794)	(5,503)	(23,349)
Change in fair value of embedded derivative and derivative liability	—	53	—	(4,385)	(3,441)
Change in fair value of warrant liability	(324)	(1,179)	367	(2,979)	14,796
Net loss	$(4,572)	$(7,257)	$(12,840)	$(24,966)	$ (223,752)
Other comprehensive loss	—	—	—	—	—
Comprehensive loss	$(4,572)	$(7,257)	$(12,840)	$(24,966)	$ (223,752)

Basic and diluted net loss per share	$(1.87)	$(1.70)	$(5.41)	$(7.24)
Weighted-average common stock outstanding – basic and diluted	2,450	4,261	2,371	3,449

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
(in thousands, except per share data)
(unaudited)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in	Deferred	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	capital	compensation	stage	Total
Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	(16,929)	(16,929)
Balance, December 31, 2012	—	—	2,449	2	235,828	—	(247,173)	(11,343)
Issuance of common stock for payment of interest	—	—	1,510	2	962	—	—	964
Proceeds from Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement, net of expenses and proceeds allocable to issuance of warrants	—	—	—	—	10,865	—	—	10,865
Cancellation of restricted stock to employees	—	—	(6)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of warrants	—	—	261	—	238	—	—	238
Issuance of common stock upon conversion of 2012 Convertible Notes	—	—	207	—	36	—	—	36
Stock-based compensation expense	—	—	—	—	404	—	—	404
Net loss	—	—	—	—	—	—	(24,966)	(24,966)
Balance, September 30, 2013	—	$—	4,421	$4	$248,326	$—	$(272,139)	$(23,809)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)
 (unaudited)

	Nine Months Ended September 30,		Period from July 10, 2003 (inception) through September 30, 2013
	2012	2013
Cash flows from operating activities:
Net loss	$(12,840)	$(24,966)	$(223,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	357	204	23,812
Change in fair value of embedded derivative and derivative liability	—	4,385	3,441
Change in fair value of warrant liability	(367)	2,979	(14,796)
Charge related to lease liability	130	386	2,256
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	409	4,400	8,562
Noncash rent expense	6	3	227
Stock-based compensation expense	428	404	6,149
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(41)	(54)	(2,752)
Accounts payable	428	686	1,304
Accrued expenses and other	(1,909)	(732)	234
Net cash used in operating activities	(13,399)	(12,305)	(187,974)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(324,508)
Change in restricted cash	—	1,000	—
Sales and redemptions of short-term investments	6,066	—	324,657
Cash paid for property and equipment	(22)	(2)	(31,724)
Proceeds from the sale of property and equipment	—	—	11
Net cash provided by (used in) investing activities	6,044	998	(31,564)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	6	271	55,193
Repurchases of common stock	—	—	(94)
Proceeds from Celgene Collaboration and Option Agreement and
Right of First Negotiation Agreement, net of expenses	—	14,661	14,661
Proceeds from long-term debt and warrants, net of issuance costs	945	17,599	71,312
Payments on long-term debt	(1,466)	(1,281)	(34,015)
Net cash (used in) provided by financing activities	(515)	31,250	247,017

Net (decrease) increase in cash and cash equivalents	(7,870)	19,943	27,479
Cash and cash equivalents, beginning of period	9,244	7,536	—
Cash and cash equivalents, end of period	$1,374	$27,479	$27,479

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

On November 15, 2013, the Company filed a Form 12b-25 extended the filing of its Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, while it assessed if certain prior issuances of common stock and warrants to purchase common stock should have been evaluated as triggers for anti-dilution adjustments to most of the Company’s dilutive securities in its quarterly and annual filings beginning with the quarter ended September 30, 2012. The Company completed its assessment and determined that there was an immaterial error that impacted the valuation of the Company’s dilutive securities during quarters ended March 31, 2013 and June 30, 2013. In addition, the Company has determined that the cumulative correction of the error, which decreased net loss for the quarter ended September 30, 2013 by $0.3 million in this Quarterly Report on Form 10-Q is immaterial. Therefore, the financial statements for the three and nine month periods ending September 30, 2013 reflect these immaterial adjustments.

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $272.1 million as of September 30, 2013, including $48.4 million of cumulative accretion on redeemable convertible preferred stock through April 2010.  The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

Cash and cash equivalents at September 30, 2013 were $27.5 million, representing 86% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through at least 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Shares underlying warrants outstanding	1,064,616	481,733,641	1,064,616	481,733,641
Shares underlying options outstanding	247,952	231,575	247,952	231,575
Unvested restricted stock	74,669	54,721	74,669	54,721
Convertible notes payable	—	115,590,720	—	115,590,720

(5)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).

	Nine Months Ended September 30,		Period from July 10, 2003 (inception) through September 30, 2013
	2012	2013
Noncash investing and financing activities:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	—	732	4,401
Fair value of warrants issued with issuance of long-term debt		9,657	16,891
Fair value of warrants issued with issuance of common stock	—	—	16,947
Fair value of warrants issued pursuant to Celgene Collaboration and Option Agreement	—	3,796	3,796
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability	—	15	138
Conversion of 2012 Convertible Notes	—	36	36
Issuance of common stock and warrants for payment of interest	—	1,120	1,120

(6)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2012 and September 30, 2013 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012
Assets:
Cash and cash equivalents	$7,536	$—	$—	$7,536

Liabilities:
Derivative liability	$—	$—	$2,449	$2,449
Embedded derivative liability	—	—	276	276
Warrant liability	—	—	6,178	6,178
	$—	$—	$8,903	$8,903

At September 30, 2013:
Assets:
Cash and cash equivalents	$27,479	$—	$—	$27,479

Liabilities:
Embedded derivative liability	$—	$—	$1,270	$1,270
Warrant liability	—	—	22,751	22,751
	$—	$—	$24,021	$24,021

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

Call Option
Balance at December 31, 2012	$2,449
Change in fair value of derivative liability	4,627
Exercise of Call Option	(6,572)
Expiration of Call Option	(504)
Balance at September 30, 2013	—

The Company issued notes in 2012 and 2013 that are convertible into common stock at the option of the holder.  See Note 11 for further discussion of these conversion options, which are accounted for as embedded derivative liabilities. These conversion options are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  A reconciliation of the embedded derivative liabilities is as follows (in thousands):

	2012 Notes	2013 Notes	Total
Balance at December 31, 2012	$276	$—	$276
Issuance of derivative	—	732	732
Change in fair value of derivative liability	290	(28)	262
Balance at September 30, 2013	$566	$704	$1,270

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  See Note 12 for further discussion of the warrant liability.  A reconciliation of the warrant liability is as follows (in thousands):

	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants	Total
Balance at December 31, 2012	$2,378	$3,800	$—	$—	$—	$6,178
Issuance of warrants	—	—	9,657	3,796	156	13,609
Exercise of warrants	(15)	—	—	—	—	(15)
Change in fair value of warrant liability	(623)	2,980	417	297	(92)	2,979
Balance at September 30, 2013	$1,740	$6,780	$10,074	$4,093	$64	$22,751

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.

(7)	Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,	September 30,
	2012	2013
Accrued consulting and professional fees	$387	$277
Accrued research and development	453	581
Accrued interest on convertible notes	373	854
Other	241	185
	$1,454	$1,897

(8)	Lease liability

The Company entered into an agreement in February 2006 to lease warehouse space from March 1, 2011 through February 28, 2016.  On March 1, 2011, the Company determined it was not likely to utilize the space during the five-year lease term.  Therefore, the Company recorded a liability as of March 1, 2011, the cease-use date, for the fair value of its obligations under the lease.  The most significant assumptions used in determining the amount of the estimated lease liability are the potential sublease revenues and the credit-adjusted risk-free rate utilized to discount the estimated future cash flows.

In connection with the 2011 restructuring, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term.  Therefore, the Company recorded a liability as of November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.

The following table summarizes the activity related to the lease liability for the period ended September 30, 2013 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2012	$678	$382	$1,060
Charges utilized	(186)	(361)	(547)
Additional charges to operations	55	331	386
Balance at September 30, 2013	547	352	899
Less current portion	240	296	536
	$307	$56	$363

(9)	Debt

Senior Secured Convertible Notes

2013 Financing

On June 28, 2013, the Company completed a private placement (the 2013 Financing) of an aggregate principal amount of $18,576,000 of Senior Secured Convertible Notes (the 2013 Convertible Notes) along with warrants to the holders of the Convertible Notes (2013 Warrants) to purchase 26,921,741 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 53,843,479 shares of our common stock exercisable for a period of ten years from the date of their issuance. The initial conversion price of the 2013 Convertible Notes was $0.69 per share and the initial exercise price of the 2013 Warrants was $0.69 per share.  The 2013 Convertible Notes mature on June 30, 2016 and bear interest at 10% per annum, which is payable quarterly beginning on October 1, 2013. The 2013 Convertible Notes were initially convertible into 26,921,740 shares of common stock at a conversion price of $0.69 per share.  The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2013 Notes).  The Conversion Option-2013 Notes is presented on the Balance Sheet, net of long-term debt. See Note 11 for further discussion of this embedded derivative liability.

We may, at our option, pay interest by the issuance of common stock (or, in certain circumstances, warrants to purchase shares of common stock), provided that an event of default has not occurred and we have publicly disclosed all material information about the Company. If we elect to pay interest on the 2013 Convertible Notes through the issuance of shares of our common stock, the number of shares that would be issued is calculated by dividing the amount of the interest payment by the lesser of: (1) the volume weighted average price (VWAP) for our common stock for the twenty trading days prior to the date the interest payment is due or (2) the closing bid price for our common stock as of the last trading day of the VWAP period. All shares of common stock issuable to the holders in lieu of interest payments will be allocated pro rata among the holders based on the outstanding principal amount of the 2013 Convertible Notes.

On July 1, 2013, we made an interest payment to the holders of the 2012 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration.  The July 1, 2013 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2012 Warrants, the 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered.  The conversion price of the 2013 Convertible Notes was adjusted to $0.29 per share, the exercise price of the 2013 Warrants was adjusted to $0.29 per share, and the number of shares issuable upon exercise of the 2013 Warrants was increased to 192,165,525 shares.

2012 Financing

On October 2, 2012, the Company completed a private placement of an aggregate principal amount of $15,005,251 of Senior Secured Convertible Notes (the 2012 Convertible Notes) along with warrants to the holders of the Convertible Notes (2012 Warrants) to purchase 1,118,722 shares of our common stock exercisable for a period of two  years from the date of their issuance, warrants to purchase 16,672,145 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 33,344,293 shares of our common stock exercisable for a period of ten years from the date of their issuance at an initial exercise price of $0.75 per share.  The 2012 Convertible Notes mature on October 2, 2015 and bear interest at 10% per annum.  The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2012 Notes).  The Conversion Option-2012 Notes is presented on the Balance Sheet, net of long-term debt. See Note 11 for further discussion of this embedded derivative liability.

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

On April 2, 2013, the Company made an interest payment to the holders of the 2012 Convertible Notes by the issuance of 290,935 shares of common stock at a price of $0.65 per share.  Thus, the April 2, 2013 issuance of the shares was dilutive to the holders of the 2012 Convertible Notes and 2012 Warrants, therefore, the anti-dilution provisions were simultaneously triggered. The conversion price of the 2012 Convertible Notes was adjusted to $0.65 per share, the exercise price of the 2012 Warrants was adjusted to $0.65 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 60,973,081 shares.

On July 1, 2013, we made an interest payment to the holders of the 2012 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration.  The July 1, 2013 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2012 Warrants, the 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered.  The conversion price of the 2012 Convertible Notes was adjusted to $0.29 per share, the exercise price of the 2012 Warrants was adjusted to $0.29 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 136,663,804 shares.

Total debt outstanding consists of the following (in thousands):

	December 31,	September 30,
	2012	2013
Senior Secured 2012 Convertible Notes	$15,005	$14,945
Embedded derivative liability-2012 Notes	276	566
Senior Secured 2013 Convertible Notes	—	18,576
Embedded derivative liability-2013 Notes	—	704
Working Capital Note	3,660	2,379
Unamortized debt discount	(7,672)	(8,996)
	11,269	28,174
Less current portion	(1,786)	(2,288)
Total long-term debt and embedded derivative, net	$9,483	$25,886

The Company recorded interest expense of $0.5 million and $2.2 million for the three months ended September 30, 2012 and 2013, respectively. The Company recorded interest expense of $0.8 million and $5.5 million for the nine months ended September 30, 2012 and 2013, respectively. Included in interest expense for the nine months ended September 30, 2013 is $1.1 million of issuance costs related to the 2013 Financing, $2.5 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $1.9 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes.  In the third quarter of 2013, approximately $60,000 of the 2012 Convertible Notes were converted into 206,700 shares of our common stock.

Through the nine months ended the Company issued 1,511,296 Interest Shares and 537,837 Interest Warrants to satisfy $1.1 million in interest obligations for the 2012 Convertible Notes.  On October 1, 2013, we made an interest payment to the holders of the 2012 Convertible Notes and 2013 Convertible Notes by the issuance of 1,061,750 shares of common stock and warrants to purchase 520,107 shares of common stock for nominal consideration.  We issued the common stock and warrants to satisfy interest obligations of $0.9 million, which resulted in an effective issuance price of $0.54 per share.

(10)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, and Scientific Advisory Board members.  As of September 30, 2013, the Company is authorized to issue 750,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

Registration Rights Agreements

In connection with the 2013 Financing and the Celgene Collaboration and Option Agreement, we entered into a Registration Rights Agreement (the 2013 Registration Rights Agreement) with the 2013 investors and Celgene.  The 2013 Registration Rights Agreement provides that, within 30 days of the closing of the 2013 Financing, we will file a “resale” registration statement (the Registration Statement) covering up to the maximum number of shares underlying the 2013 Notes, 2013 Warrants and the Celgene Warrants that we are able to register pursuant to applicable Securities and Exchange Commission (SEC) limitations.  We filed the Registration Statement on July 26, 2013 and it was declared effective by the SEC on September 18, 2013.  Under the terms of the 2013 Registration Rights Agreement, we are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

In connection with the private placement we completed in October 2012 (the 2012 Financing), we entered into a registration rights agreement, which has since been amended, with the investors in the 2012 Financing (as amended, the 2012 Registration Rights Agreement).  The 2012 Registration Rights Agreement provides that, within 30 days of the closing of the 2012 Financing, we will file a “resale” registration statement covering up to the maximum number of shares of common stock issuable upon (i) the conversion of the senior secured convertible notes that were issued in the 2012 Financing and (ii) the exercise of the warrants issued in the 2012 Financing.  We filed the registration statement on November 5, 2012 and it was declared effective by the SEC on March 28, 2013.  Under the terms of the 2012 Registration Rights Agreement, we are obligated to maintain the effectiveness of the registration statements until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

In connection with the private placement we completed in March 2011 (the 2011 Financing), we entered into a registration rights agreement with the investors in the 2011 Financing (the 2011 Registration Rights Agreement).  The 2011 Registration Rights Agreement provides that, within 45 days of the closing of the 2011 Financing, we will file a “resale” registration statement covering all of the shares (i) of common stock issued in the 2011 Financing and (ii) of common stock issuable upon the exercise of warrants issued in the 2011 Financing.  We filed the registration statement on April 18, 2011 and it was declared effective on May 16, 2011.  Under the terms of the 2011 Registration Rights Agreement, we are obligated to maintain the effectiveness of the registration statements until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of September 30, 2013.

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

(11)	Embedded Derivative Conversion Options and Call Option Derivative Liability

The Company accounts for Conversion Options on the 2012 and 2013 Convertible Notes in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ACS 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a derivative financial instrument.  These Conversion Options are classified with debt on the balance sheet and remeasured to fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

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

The fair value of the Conversion Options and Call Option as of December 31, 2012 and the Conversion Options as of September 30, 2013, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Options and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. In performing the valuation of the Conversion Options and Call Option, the Company believed the common stock price had not fully adjusted for the potential future dilution from this private placement. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.06 per share as of December 31, 2012 and September 30, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011, 2012 and 2013. Changes in these assumptions can materially affect the fair value estimate.

The following table summarizes the calculated aggregate fair values using a risk-neutral framework within a Monte Carlo analysis of the Conversion Options as of the dates indicated along with assumptions utilized in each calculation.

	Embedded Derivative Liability
	Conversion Option-2012 Notes		Conversion Option-2013 Notes
	December 31, 2012	September 30, 2013	June 30, 2013	September 30, 2013
Calculated aggregate value (in thousands)	$276	$566	$732	$704
Equity volatility	115%	168%	120%	168%
Asset volatility	90%	120%	90%	120%
Probability of Fundamental Transaction or Major Transaction	100%	100%	100%	100%
Weighted average risk-free interest rate	0.3%	0.2%	0.3%	0.2%
Dividend yield	None	None	None	None

(12)	Warrants

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

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	December 31,	September 30,	Weighted Average Exercise
	2012	2013	Price	Expiration
Equity-classified warrants
				December 2013 through
Issued to lenders and vendors	18,514	18,438	$158.80	September 2019
	18,514	18,438

Liability-classified warrants
Issued to holders of notes for payment of interest	—	537,837	$0.001	July 2023
Issued pursuant to June 2013 debt financing	—	192,165,525	$0.29	June 2018 through June 2023
Issued pursuant to June 2013 Celgene transaction	—	77,586,207	$0.29	June 2018 through June 2023
Issued pursuant to October 2012 debt financing	52,843,337	136,663,804	$0.29	October 2014 through October 2023
Issued pursuant to March 2011 equity financing	27,388,851	74,761,830	$0.40	March 2016
	80,232,188	481,715,203
Total	80,250,702	481,733,641

2012 Warrants, 2013 Warrants and 2013 Celgene Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the 2012 Convertible Notes.  The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement.  The Company valued the 2012 Warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.  On April 2, 2013, the conversion price of the 2012 Convertible Notes was adjusted to $0.65 per share, the exercise price of the 2012 Warrants was adjusted to $0.65 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 60,973,081 shares.

On June 28, 2013, as part of the 2013 Financing, the Company issued the 2013 Warrants to holders of the 2013 Convertible Notes.  The 2013 Warrants are currently exercisable at an exercise price of $0.69 per share subject to certain adjustments as specified in the warrant agreement.  In addition, on June 28, 2013, the Company entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid the Company $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock (the Celgene Warrants), (ii) a right of first negotiation to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement.  The Celgene Warrants are currently exercisable at an exercise price of $1.01 per share.   The Company valued the 2013 Warrants and the Celgene Warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The 2012, 2013 Warrants and 2013 Celgene Warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event the Company completes subsequent equity financings at a price per share lower than the then-current warrant exercise price.  In addition, the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Major Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange).  The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Major Transaction.

The fair value of the 2012, 2013 Warrants and 2013 Celgene Warrants as of December 31, 2012 and September 30, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction. In addition, the following inputs were used in the valuation model: assumptions regarding the aggregate value of the Company’s debt and equity instruments, the amounts and dates of future debt financing transaction, and the historical and prospective volatility in the value of the Company’s debt and equity instruments. The Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.06 per share as of December 31, 2012 and September 30, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011, 2012, 2013 Warrants and 2013 Celgene Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction.  Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement.  The Company valued the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.  On December 31, 2012, the Company commenced an offer to the holders of 2011 Warrants to amend and restate the 2011 Warrants.  Following execution by the holders of the Exchange Agreements and receipt of the Amended and Restated 2011 Warrants, such holders had the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10. On July 1, 2013, the exercise price of the 2011 Warrants was adjusted from $1.10 to $0.40 per share, and the number of shares issuable upon exercise of the 2011 Warrants was increased to 74,851,830 shares.

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

The fair value of the 2011 Warrants as of December 31, 2012 and September 30, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

In connection with the valuation performed on the 2011 Warrants, the Company believed the common stock price had not fully adjusted for the potential future dilution from the 2012 and 2013 Financings due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, the uncertainty of the Company's outcome on its research programs, and the anti-dilution adjustment features of the warrants. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.06 per share as of December 31, 2012 and September 30, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011, 2012 and 2013 Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

The following table summarizes the calculated aggregate fair values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of September 30, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands)	$1,740	$6,780	$10,074	$4,093	$64
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	$0.001
Equity volatility	168%	168%	168%	168%	168%
Asset volatility	120%	120%	120%	120%	120%
Probability of Fundamental Transaction	100%	100%	100%	100%	100%
Weighted average risk-free interest rate	0.2%	0.2%	0.2%	0.2%	0.2%

The following table summarizes the calculated aggregate fair values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of
	December 31, 2012		June 30, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants

Calculated aggregate value (in thousands)	$2,378	$3,800	$9,657	$3,390
Exercise price per share of warrant	$1.10	$0.75	$0.76	$0.76
Equity volatility	115%	115%	120%	120%
Asset volatility	90%	90%	90%	90%
Probability of Fundamental Transaction	100%	100%	100%	100%
Weighted average risk-free interest rate	0.3%	0.3%	0.3%	0.3%

The following table summarizes the calculated net cash settlement values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Net cash settlement as of September 30, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands) (1)	$25,957	$77,064	$110,898	$44,775	—
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	—
Closing price per share of warrant	$0.54	$0.64(2)	$0.64(2)	$0.64(2)	—
Equity volatility (3)	100%	103%	103%	103%	—
Expected term (years)	2.4	7.2	8.1	8.1	—
Weighted average risk-free interest rate	0.4%	1.9%	2.2%	2.2%	—
Dividend yield	None	None	None	None	—

(1)	Represents the net cash settlement value of the warrant as of September 30, 2013, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.
(2)	Represents the five-day Tengion stock VWAP used to calculate the net cash settlement value as of September 30, 2013.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of September 30, 2013 based on the terms of the warrant agreement.

During the three and nine months ended September 30, 2012, the Company recorded non-operating expense of $0.3 million and non-operating income of $0.4 million, respectively, due to a change in the estimated fair value of these warrants.  During the three and nine months ended September 30, 2013, the Company recorded non-operating expense of $1.2 million and non-operating income of $3.0 million, respectively due to an increase in the estimated fair value of these warrants.

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of September 30, 2013, 154,396 shares of common stock were available for future grants under the 2010 Plan.

Stock Options
The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2012	234,465	$12.37	8.5	$—
Granted	—	—
Exercised	—	—
Forfeited	(2,890)	$16.68
Outstanding at September 30, 2013	231,575	$12.32	7.7	$—

Vested and expected to vest at September 30, 2013	220,825	$12.54	7.7	$—

Exercisable at September 30, 2013	125,162	$16.03	7.4	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended September 30, 2012 and 2013 was $0.1 million and $0.1 million, respectively.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the nine months ended September 30, 2012 and 2013 was $0.3 million and $0.3 million, respectively. As of September 30, 2013, there was $0.5 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee and non-employee director stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2012	74,372	$7.81
Granted	—	—
Vested	(19,221)	$8.35
Forfeited	(430)	$13.36
Nonvested at September 30, 2013	54,721	$7.59

Total stock-based compensation expense for restricted stock was $42,000 and $35,000 for the three months ended September 30, 2012 and 2013, respectively.  Total stock-based compensation expense for restricted stock was $124,000 and $116,000 for the nine months ended September 30, 2012 and 2013, respectively.  As of September 30, 2013, there was $0.3 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 2.2 years.

(14)	Commitments and Contingencies

Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 8, rent expense under these operating leases was $47,000 for the three months ended September 30, 2012 and 2013 and $0.1 million for the nine months ended September 30, 2012 and 2013.
The following table summarizes future minimum lease payments as of September 30, 2013 (in thousands):

2013	$174
2014	1,055
2015	1,079
2016	278
Total minimum lease payments (1)	$2,586

(1)	The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 8 related to the Company’s lease liability.

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

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors which could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, in the section entitled “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as in other documents filed by us with the SEC and include, among others: (i) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (ii) we may have difficulty enrolling patients in our clinical trials, including the Phase I clinical trial for our Neo-Urinary Conduit and Neo-Kidney Augment; (iii) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; (iv) we will need to raise additional funds or enter into strategic collaborations necessary to execute our business plan beyond 2014 and such financings or strategic collaborations may not be available to us or, if available, on terms acceptable to us and (v) we may not be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

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

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of September 30, 2013, we had an accumulated deficit of $272.1 million, including $48.4 million of cumulative accretion on the Redeemable Convertible Preferred Stock through April 2010. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at September 30, 2013 were $27.5 million, representing 86% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through at least 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.

On June 28, 2013, we completed a private placement of an aggregate principal amount of $18.6 million of senior secured convertible notes and warrants to purchase an aggregate of 80,765,220 shares of common stock.  Also on June 28, 2013, we entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid us $15.0 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock, (ii) a right of first negotiation to our Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement.

Financial Operations Overview

Research and Development Expense
Our research and development expense consists of expenses incurred in developing and testing our product candidates and are expensed as incurred. Research and development expense include:

●	personnel related expenses, including salaries, benefits, travel and other related expenses including stock-based compensation;
●	payments made to third-party contract research organizations for preclinical studies, investigative sites for clinical trials and consultants;
●	costs associated with regulatory filings and the advancement of our product candidates through preclinical studies and clinical trials;
●	laboratory and other supplies;
●	manufacturing development costs; and
●	facility maintenance.

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

The following table summarizes our research and development expense for the three and nine months ended September 30, 2012 and 2013 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2013	Change	2012	2013	Change
Third-party direct program expenses:
Urologic	$195	$182	$(13)	$535	$410	$(125)
Renal	525	169	(356)	1,517	813	(704)
Total third-party direct program expenses	720	351	(369)	2,052	1,223	(829)
Other research and development expense	1,718	1,818	100	5,869	5,606	(263)
Total research and development expense	$2,438	$2,169	$(269)	$7,921	$6,829	$(1,092)

From our inception in July 2003 through September 30, 2013, we have incurred research and development expense of $134.8 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2012 and 2013

Research and Development Expense.  Research and development expense for the three and nine months ended September 30, 2012 and 2013 were comprised of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2013	Change	2012	2013	Change
Compensation and related expense	$1,069	$1,022	$(47)	$3,402	$2,998	$(404)
External services – direct third parties	720	451	(269)	2,052	1,223	(829)
External services – other	76	166	90	462	588	126
Research materials and related expense	320	221	(99)	1,012	864	(148)
Facilities and related expense	253	309	56	993	1,156	163
Total research and development expense	$2,438	$2,169	$(269)	$7,921	$6,829	$(1,092)

Research and development expense were $2.4 million and $2.2 million for the three months ended September 30, 2012 and 2013, respectively, and $7.9 million and $6.8 million for the nine months ended September 30, 2012 and 2013, respectively. The decrease in research and development expense for the three and nine months ended September 30, 2013 was primarily due to a reduction in external preclinical services associated with the Neo-Kidney Augment program as the most significant of the preclinical studies for this program were completed in 2012 and early 2013.  The decrease is also due to a reduction in compensation and related expenses resulting from fewer employees as compared to the 2012 periods, partially offset by an increase in clinical expenses related to the Neo-Kidney Augment program and an increase in facilities and related expense as the Company prepared its North Carolina facility for the start of the Neo-Kidney Augment Phase I clinical trial in the second quarter of 2013.

General and Administrative Expense. General and administrative expense for the three and nine months ended September 30, 2012 and 2013 were comprised of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2012	2013	Change	2012	2013	Change
Compensation and related expense	$541	$601	$60	$1,695	$1,783	$88
Professional fees	459	652	193	1,722	2,260	538
Facilities and related expense	83	155	72	374	461	87
Insurance, travel and other expenses	115	112	(3)	226	311	85
Total general and administrative expense	$1,198	$1,520	$322	$4,017	$4,815	$798

General and administrative expense was $1.2 million and $1.5 million for the three months ended September 30, 2012 and 2013, respectively.  General and administrative expense was $4.0 million and $4.8 million for the nine months ended September 30, 2012 and 2013, respectively. The increase in general and administrative expense for the three and nine months ended September 30, 2013 was primarily due to an increase in legal fees resulting from a change in corporate counsel as well as significant registration statement activity during 2013 related to securities issued in our 2011, 2012, and 2013 financings.

Depreciation Expense. Depreciation expense was approximately $0.1 million for the three months ended September 30, 2012 and 2013, and $0.4 million and $0.2 million for the nine months ended September 30, 2012 and 2013, respectively. The decrease in depreciation expense is solely due to an increased number of fully depreciated assets in 2013.

Other Expense, net. Other expense was $38,000 and $156,000 for the three months ended September 30, 2012 and 2013, respectively, and $0.1 million and $0.3 million for the nine months ended September 30, 2012 and 2013, respectively.  The increase in other expense is due to a $0.3 million charge because of a change in assumption of sublease income related to the manufacturing space in our East Norriton, Pennsylvania facility offset by income of $0.1 million related to the sale of Pennsylvania research and development tax credits to a third-party buyer.

Interest Income (Expense).  Interest income was $1,000 and $19,000 for the three months ended September 30, 2012 and 2013, respectively, and $12,000 and $26,000 for the nine months ended September 30, 2012 and 2013, respectively. Interest expense was $0.5 million and $2.2 million for the three months ended September 30, 2012 and 2013, respectively, and $0.8 million and $5.5 million for the nine months ended September 30, 2012 and 2013, respectively. The increase was primarily due to non-cash interest expense associated with the 2012 Convertible Notes issued in the fourth quarter of 2012 and the 2013 Convertible Notes issued in the second quarter of 2013.

Change in Fair Value of Derivative Liability. During the three and nine months ended September 30, 2013, we recorded a non-cash charge of $53,000 and $4.4 million, respectively, on our statements of operations due to a change in the fair value of the derivative liability for the Conversion Option and the Call Option.

Change in Fair Value of Warrant Liability. Change in the fair value of warrant liability for the three and nine months ended September 30, 2012 and 2013 were comprised of the revaluation of the warrant liability as follows (in thousands):

	Increase (Decrease) in Warrant Liability
	Three months ended September 30,			Nine months ended September 30,
	2012	2013	Change	2012	2013	Change
2011 Warrants	$(324)	$289	$613	$367	$(623)	$(990)
2012 Warrants	—	268	268	—	2,980	2,980
2013 Warrants	—	417	417	—	417	417
2013 Celgene Warrants	—	297	297	—	297	297
2013 Interest Warrants	—	(92)	(92)	—	(92)	(92)
Total change in the fair value of warrant liability	$(324)	$1,179	$1,503	$367	$2,979	$2,612

During the three and nine months ended September 30, 2013, we recorded a non-cash charge of $1.2 million and $3.0 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011, October 2012 and June 2013. The increase in fair value is due to the increase in the valuation model-derived common stock value. During the three and nine months ended September 30, 2012, we recorded a non-cash charge of $0.3 million and a non-cash credit of $0.4 million, respectively, on our statement of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011. The increase in fair value for the three months ended September 30, 2012 was due to an increase in management’s assumption of the probability of a net cash settlement of warrants.  The decrease in fair value for the nine months ended September 30, 2012 was primarily due to a decrease in the price per share of our common stock.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $272.1 million as of September 30, 2013, including $48.4 million of cumulative accretion on Redeemable Convertible Preferred Stock through April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity and debt offerings.

Cash and cash equivalents at September 30, 2013, were $27.5 million, representing 86% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our Convertible Notes, we expect to be able to fund operations at least through 2014.  This period could be shortened if there are any significant increases in spending on development programs than what we currently anticipate spending on such programs or other unforeseen events. We will need to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof. There is no assurance that other financing will be available when needed to allow us to continue our operations or, if available, on terms acceptable to us.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2012 and 2013 (in thousands):

	Nine Months Ended September 30,
	2012	2013	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(13,399)	$(12,305)	$1,094
Investing activities	6,044	998	(5,046)
Financing activities	(515)	31,250	31,765
(Decrease) increase in cash and cash equivalents	$(7,870)	$19,943	$27,813

Operating Activities
Cash used in operating activities decreased $1.1 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to lower research and development expenses and lower general and administrative expenses associated with a reduction in external preclinical services associated with the Neo-Kidney Augment program as the most significant of the preclinical studies for this program were completed in 2012 and early 2013 as well as a reduction in compensation and related expenses resulting from fewer employees.  These decreases were offset in part by an increase in legal fees resulting from a change in corporate counsel as well as significant legal fees during 2013 related to securities issued in our 2011 and 2012 financings.

Investing Activities
Cash provided by investing activities decreased $5.0 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.  During the 2012 period, the Company realized proceeds of approximately $6.1 million from net sales and redemptions (net of purchases) of short-term investments.   During the 2013 period, the Company realized $1.0 million from the release of restricted cash.

Financing Activities
Cash provided by financing activities increased $31.8 million for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, primarily due to $31.8 million of net proceeds received from the issuance of 2013 Convertible Notes and Celgene transaction.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs. which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that included the issuance of derivatives such as warrants and call options. This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries.  As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of September 30, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2013.

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

Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, the 2012 Convertible Notes or the 2013 Convertible Notes, we expect to be able to fund operations through 2014. This period could be shortened if there are any significant increases in planned spending on development programs other than as anticipated or other unforeseen events. We intend to pursue additional sources of capital to continue our business operations as currently conducted and fund deficits in operating cash flows. There is no assurance that such financing will be available when needed or, if available, on terms acceptable to us. Our future capital requirements will depend on many factors, including:

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

As of September 30, 2013, we had outstanding debt with an aggregate principal amount of $35.9 million, which is secured by liens on substantially all of our assets. Our outstanding debt includes approximately $18.6 million in 2013 Convertible Notes, approximately $14.9 million in 2012 Convertible Notes and a $2.4 million loan from our venture debt lender, Horizon Credit II LLC.

Under the terms of the 2013 Convertible Notes, beginning October 1, 2013, we were required to make quarterly interest payments in cash or shares of our common stock at 10% per annum. The 2013 Convertible Notes are due June 30, 2016. We are permitted, subject to certain restrictions, to satisfy our interest obligations under the 2013 Convertible Notes through issuance of shares of our common stock and warrants to purchase common stock for nominal consideration. On October 1, 2013, we issued 643,317 shares of common stock and warrants to purchase 242,603 shares of common stock to 2013 Convertible Note holders in satisfaction of our interest obligation on that date.

Under the terms of the 2012 Convertible Notes, beginning January 1, 2013, we were required to make quarterly interest payments in cash or shares of our common stock at 10% per annum. On December 31, 2012, holders of the 2012 Convertible Notes agreed to extend the interest payments that were due on January 1, 2013 to February 1, 2013 and on January 30, 2013, the holders agreed to extend the interest payment date to February 15, 2013. The 2012 Convertible Notes are due October 2, 2015. We are permitted, subject to certain restrictions, to satisfy our interest obligations under the 2012 Convertible Notes through issuance of shares of our common stock and warrants to purchase common stock for nominal consideration. As of the date hereof, we have issued 1,929,729 shares of common stock and warrants to purchase 815,341 shares of common stock for nominal consideration to the holders of the 2012 Convertible Notes in satisfaction of our interest obligations thereunder.

Under the terms of our loan with Horizon Credit II LLC, we are obligated to make monthly payments of principal and interest at an interest rate of 13% per annum through May 1, 2014.

If we continue to satisfy our interest obligations under the 2012 Convertible Notes and the 2013 Convertible Notes through issuance of shares of our common stock and warrants to purchase common stock for nominal consideration, we expect that the annual principal and interest cash payments on our outstanding debt will be approximately $1.1 million, $1.8 million, $14.9 million and $18.6 million in 2013, 2014, 2015 and 2016, respectively. The level and nature of our indebtedness could, among other things:

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

In November 2011, we made a business decision to restructure our corporate operations, consolidate our operations in our Winston-Salem research and development facility and seek to exit our commercial-scale manufacturing facility. We currently have over two years left under the lease agreement for our commercial-scale manufacturing facility and a gross rental obligation of $2.5 million. While we will seek to sublease or otherwise reduce the net rental obligation of this facility, there can be no assurance that we will be successful in doing so and we will remain contractually liable for the rental obligations under this lease.

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

Our recurring losses from operations and our need for significant additional capital to fund anticipated future losses from operations and debt repayment raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2012 related to this uncertainty. We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future. As of September 30, 2013, we had an accumulated deficit of $272.1 million. We had net losses of $19.1 million, and $16.9 million in the years ended December 31, 2011 and 2012, respectively. These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility, and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

We expect to continue to incur significant operating expenses and anticipate that our expenses and losses will increase in the foreseeable future as we seek to further develop our product candidates, technology and manufacturing capabilities. Our expenses are expected to relate to the following:

•	continuing research and development efforts, including clinical trials for our Neo-Urinary Conduit and Neo-Kidney Augment;

•	maintaining, expanding, protecting and enforcing our intellectual property portfolio and assets and potentially challenging the intellectual property of others;
•	expanding our manufacturing capabilities to support commercialization of our current and future product candidates; and

•	servicing and repaying indebtedness.

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

In order to obtain marketing approval of our product candidates so that we can generate revenues once they are commercialized, we must conduct extensive preclinical studies and clinical trials to demonstrate that our product candidates are safe and effective and obtain and maintain approval of our manufacturing facilities. Our early stage product candidates, including our Neo-Urinary Conduit and Neo-Kidney Augment, for which we have commenced initial clinical trials, may fail to perform as we expect. Moreover, our Neo-Urinary Conduit, Neo-Kidney Augment and other product candidates may ultimately fail to demonstrate the necessary safety and efficacy for marketing approval. Even if results from preclinical studies and early phase clinical trials are positive, there can be no assurances that later stage studies or trials will be successful. We will need to conduct additional research and development, and devote significant additional financial resources and personnel to develop commercially viable products and obtain the necessary marketing approvals, and if we fail to do so successfully, we may cease operations altogether.

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

We are currently conducting a Phase I open-label, single-arm study of our Neo-Urinary Conduit in patients who are undergoing bladder removal due to bladder cancer. We have designed this trial to assess the safety and preliminary efficacy of the Neo-Urinary Conduit. This trial is also intended to allow our clinical investigators to optimize and, as necessary, modify the surgical implantation technique and post-operative care based on the experience gained by prior patients enrolled. As we have limited experience with this product candidate in humans, we may have difficulty optimizing the surgical implantation of the Neo-Urinary Conduit. Two patients enrolled in this clinical trial have died as a result of health issues unrelated to our Neo-Urinary Conduit product candidate. Based upon the experience of the first three patients, clinical investigators have made surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply. There may be delays in recruiting patients for this clinical trial, which would delay our development of our Neo-Urinary product candidate. There can be no assurance that, as part of our Phase I clinical trial, patients will not experience additional complications, additional serious adverse events related to our Neo-Urinary Conduit, or serious adverse events that, although not related to our product candidate, could have a materially detrimental impact on our clinical trial. Additionally, we may determine, based upon this trial, that our Neo-Urinary Conduit demonstrates limited safety or efficacy.

We are currently conducting a Phase I open-label, single-arm study of our Neo-Kidney Augment in Sweden in up to five patients with stage 3 or 4 chronic kidney disease who are not yet on dialysis but have a progressive deterioration of renal function as the result of Type II Diabetes Mellitus - the most common cause of chronic kidney disease. We have designed this trial to assess the safety and preliminary early signals of efficacy of the Neo-Kidney Augment. This trial is also intended to allow our clinical investigators to optimize and, as necessary, modify the dose necessary to determine optimal safety and efficacy for the next phase of clinical trials. As we have no experience with this product candidate in humans, we may identify new safety barriers to delivering the Neo-Kidney Augment into the kidney, optimizing the surgical implantation of the Neo-Kidney Augment, defining an optimal dose for delaying the progression of chronic kidney disease, determining an optimal measure of Neo-Kidney Augment effect in chronic kidney disease patients, and defining the most responsive patient population. Based on our clinical experience in early phase regenerative medical trials, there may be delays in recruiting patients for this clinical trial, which would delay our development of our Neo-Kidney Augment. There can be no assurance that, as part of our Phase I clinical trial, patients will not experience complications, serious adverse events related to our Neo-Kidney Augment, or serious adverse events that, although not related to our product candidate, could have a materially detrimental impact on our clinical trial. Additionally, we may determine, based upon this trial, that our Neo-Kidney Augment demonstrates limited safety or efficacy in patients with chronic kidney disease associated with Type II Diabetes Mellitus.

We may find it difficult to enroll patients in our clinical trials.

Our initial product candidates are designed to treat diseases that affect relatively few patients. This could make it difficult for us to enroll the number of patients that may be required for the clinical trials we would be required to conduct in order to obtain marketing approval for our product candidates.

In addition, we may have difficulty finding eligible patients to participate in our clinical trials because our trials may include stringent enrollment criteria. For example, a patient may require a concomitant surgical procedure that would prevent them from being enrolled in a clinical trial, may be using alternative therapies, or the extent of a patient’s overall medical condition may render such patient ineligible to participate in our trials. Our Neo-Urinary Conduit and Neo-Kidney Augment have limited experience in humans.  Patients may not want to enroll in a trial where they are among the first group of patients to receive this product candidate. Additionally, as we have been developing the surgical procedure in the first group of patients for our Neo-Urinary Conduit, each of the first three patients receiving our Neo-Urinary Conduit experienced complications and serious adverse events, which could have the effect of discouraging others from enrolling in this trial. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

Our future success depends to a significant extent on the skills, experience and efforts of the principal members of our scientific and management personnel. These members include John L. Miclot, our President and Chief Executive Officer, and Timothy Bertram, D.V.M., Ph.D., our President, Research and Development and Chief Scientific Officer. The loss of either or both of these individuals could harm our business and might significantly delay or prevent the achievement of research, development or business objectives. Competition for personnel is intense and our financial position may make it difficult to retain or attract qualified management and scientific personnel. We may be unable to retain our current personnel or attract or integrate other qualified management and scientific personnel in the future.

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

We may not be able to secure and maintain relationships with research institutions and clinical investigators that are capable of conducting and have access to necessary patient populations for the conduct of our clinical trials.

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

We currently utilize several bovine-derived products, such as growth media, in the manufacture of our Neo-Urinary Conduit and we also use animal-derived products, such as gelatin (porcine) and growth media (bovine), in the manufacture of our Neo-Kidney Augment. Bovine-sourced materials are strictly regulated in the United States and other jurisdictions due to their capacity to transmit the prior disease Bovine Spongiform Encephalopathy, or BSE, which manifests itself in humans as Creutzfeldt-Jakob Disease. Although we obtain our supply of bovine-based materials from closed herds in jurisdictions that are not currently known to carry BSE, there can be no assurance that these herds will remain BSE-free or that a future outbreak or presence of other unintended and potentially hazardous agents would not adversely affect our product candidates or patients that may receive them. Further, our future product candidates may involve the use of bovine-sourced or other animal-based materials, which could increase the risk of transmission of other diseases carried by such animals.

If a natural or man-made disaster strikes our manufacturing facility, we would be unable to manufacture our product candidates for a substantial amount of time, which would harm our business.

Our manufacturing facility and manufacturing equipment would be difficult to replace and could require substantial replacement lead-time and additional funds if we lost use of either the facility or equipment. Our facility may be affected by natural disasters, such as floods. We do not currently have back-up capacity, so in the event our facility or equipment was affected by man-made or natural disasters, we would be unable to manufacture any of our product candidates until such time as our facility could be repaired or rebuilt. Although, we currently maintain global property insurance with personal property limits of $26.9 million and business interruption insurance coverage of $5.4 million for damage to our property and the disruption of our business from fire and other casualties, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

Our clinical trials may be delayed or terminated for many reasons, including, but not limited to, if:

•	the FDA does not grant permission to commence or proceed with a clinical trial or places the trial on clinical hold;
•	subjects do not enroll or remain in our trials at the rate we expect;
•	we fail to manufacture necessary amounts of product candidate;
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

Sales of our product candidates, if approved for commercialization, will depend in part on the availability of coverage and reimbursement from third-party payors such as government insurance programs, including Medicare and Medicaid, private health insurers, health maintenance organizations and other health care related organizations. If our product candidates are approved for commercialization, pricing and reimbursement may be uncertain. Both the federal and state governments in the United States and foreign governments continue to propose and pass new legislation affecting coverage and reimbursement policies, which are designed to contain or reduce the cost of health care. Further federal and state proposals and health care reforms are likely. And these reforms could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. There may be future changes that result in reductions in current coverage and reimbursement levels for our products, if commercialized, and we cannot predict the scope of any future changes or the impact that those changes would have on our operations.

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

The U.S. Congress recently adopted legislation regarding health insurance, which has been signed into law. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services, drugs and devices. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare, Medicaid and State Children’s Health Insurance Program, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, biopharmaceuticals, medical devices, or our product candidates. If reimbursement for our approved product candidates, if any, is substantially less than we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

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

We may face competition from companies and institutions that may develop products that make ours less attractive or obsolete through new technologies that may be similar to ours or through more traditional pharmaceutical or medical device treatments.

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

We face an inherent risk of product liability claims. Our clinical-stage product candidates are in early development and have not been used over an extended period of time in a large number of patients and, therefore, our long-term safety and efficacy data are limited. Patients have experienced in the past and may experience in the future serious adverse events. Our current product liability coverage is $5 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our product candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

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

As of November 25, 2013, we had 5,482,247 shares of common stock outstanding, and notes and warrants that are convertible and exercisable respectively, into at least 600 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants). The currently outstanding shares can be freely sold in the public market and some of the shares subject to warrants, upon issuance, may also be freely sold in the public market, subject, in each case, to certain restrictions imposed by federal securities laws on the holders of our shares. In addition, we may pay interest that accrues on our 2012 Convertible Notes and the 2013 Convertible Notes with shares of common stock, some of which may be freely tradable. As of November 25, 2013, we also had under our stock option and equity incentive plans 231,320 shares reserved for issuance related to equity awards granted to our officers, directors and employees and an additional 54,721 shares reserved for issuance, all of which, when issued, may be freely sold in the public market, subject to certain restrictions imposed by federal securities laws on our affiliates. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at times or prices that we deem appropriate.

Future issuances of our common stock could result in significant anti-dilution adjustments under the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants, which could greatly affect the number of the Company’s fully diluted shares.

Under the terms of the Amended and Restated 2011 Warrants, the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants, the number of shares of our common stock issuable upon the exercise of such warrants and upon the conversion of such notes are generally subject to anti-dilution adjustments in the event that we issue shares of our common stock at a price or deemed price that is lower than the respective exercise prices and conversion price of such warrant and notes.  These anti-dilution provisions can result in significant adjustments to the number of shares of common stock issuable upon conversion or exercise of such notes and warrants.  For example, the number of fully diluted shares increased from approximately 245 million as of June 30, 2013 to approximately 601 million as of September 30, 2013, primarily due to a dilutive issuance of shares that we made to satisfy interest obligations on July 1, 2013 that resulted in anti-dilution adjustments.  We intend to issue shares of common stock and warrants to purchase common stock in the future to satisfy future interest obligations under the 2012 Convertible Notes and the 2013 Convertible Notes, and such issuances may cause further significant anti-dilution adjustments.

Errors in the Company’s disclosure of its capital structure to investors in the 2012 Financing could lead to liability for the Company.

As permitted by the terms of the 2012 Convertible Notes, we issued shares of our common stock in satisfaction of our interest obligations under such notes in April of 2013, and such issuance triggered an anti-dilution adjustment under the Amended and Restated 2011 Warrants, the 2012 Warrants and the 2012 Convertible Notes.  We did not account for such adjustment when we completed our financing in June of 2013, which was effected through the issuance of additional warrants and convertible notes and, as a result, we failed to correctly disclose to the investors in such financing the number of our fully diluted shares that were outstanding on the date of the financing.  As a result of such failure, the investors in such financing may have claim against us.  Although we consider the error in our disclosure to be immaterial, if such a claim were brought against us, we would incur costs in the resulting action and if such investors are successful in asserting such a claim, we may be required to pay damages to such investors, which could have a material adverse effect on our business and operations.

Concentration of ownership of our outstanding common stock among our executive officers, directors and their affiliates, as well as the concentration of our common stock on a fully-diluted basis among a small number of existing investors, may prevent new investors from influencing significant corporate decisions and may lead to substantial dilution to existing stockholders.

As of November 25, 2013, our executive officers, directors and their affiliates own, in the aggregate, approximately 11% of the 5,482,247 shares of our outstanding common stock. In addition, as of November 25, 2013, our executive officers and directors hold options to purchase 191,068 shares of common stock upon exercising their options at a weighted-average exercise price of $9.59 per share. Funds and entities affiliated with directors and board observers hold convertible notes and warrants, which are convertible and exercisable respectively, into at least 39 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants). Furthermore, a small number of existing investors hold convertible notes and warrants, which are convertible and exercisable respectively, into approximately 597 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants). The conversion of the convertible notes and exercise of the warrants could lead to substantial dilution to existing and new stockholders. To the extent we pay interest on our 2012 Convertible Notes or 2013 Convertible Notes with shares of common stock, the percentage of our outstanding shares held by these investors will increase. Furthermore, these persons, if acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of investors may not coincide with our interests or the interests of existing stockholders.

We will need to raise additional capital to fund our operations, which may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaboration, strategic and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. In addition, the Amended and Restated 2011 Warrants, the 2012 Warrants, the 2012 Convertible Notes, the 2013 Warrants, the 2013 Convertible Notes and the Celgene Warrants provide that the exercise price or conversion price, as applicable, of such warrants or convertible notes would be decreased in the event we subsequently issue stock at a price per share less than the current exercise price or conversion price per share of the warrants or convertible notes. Furthermore, the Amended and Restated 2011 Warrants, the 2012 Warrants, the 2013 Warrants and the Celgene Warrants contain provisions that would proportionately increase the number of shares for which such warrants are exercisable. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration, strategic alliance and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates or grant licenses on terms that are not favorable to us.

Certain provisions of the Amended and Restated 2011 Warrants, the securities issued in the 2012 Financing, the securities issued in the 2013 Financing and the Celgene Warrants provide for preferential treatment to the holders of the securities and could impede a sale of the Company.

The Amended and Restated 2011 Warrants, the 2012 Warrants, the 2013 Warrants and the Celgene Warrants give each holder the option to receive a cash payment based on a Black-Scholes valuation of the warrant upon a change in control of the Company. In the case of the Amended and Restated 2011 Warrants, the method of calculating the Black-Scholes value includes the requirement to calculate the Black-Scholes value using the greater of volatility of 100% and average historical volatility for certain trading periods. In the case of the 2012 Warrants, the 2013 Warrants and the Celgene Warrants, the Black-Scholes value must be calculated using an average historical volatility for certain trading day periods. The cash payment could be greater than the consideration that our other equity holders would receive in a change in control transaction. In addition, holders of the Amended and Restated 2011 Warrants, the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants have the option to require us to redeem these securities upon a change in control transaction. The provisions of the Amended and Restated 2011 Warrants, the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants could make a change in control transaction more expensive for a potential acquirer and could negatively impact our ability to pursue and consummate such a transaction.

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

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                                Defaults Upon Senior Securities.

None

Item 4.                                Mine and Safety Disclosures.

Not applicable

Item 5.                                Other Information.

None

Item 6.                                Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit Number	Description

10.1	Celgene Corporation Waiver, dated September 26, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2013).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal and Financial Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.**

*      Filed herewith
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

TENGION, INC.

Date: December 2, 2013	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2013	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)