Form 10-K
period 2013-12-31
TENGION INC
filed 2014-03-26
CIK 1296391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2013 was $883,712.  As of March 20, 2014, there were 18,234,887 shares of the registrant’s common stock outstanding.

____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

TENGION, INC.
(A Development-Stage Company)
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

Overview

Tengion, Inc. is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using our Organ Regeneration Platform, we create these neo-organs using a patient’s own cells, or autologous cells.  Our mission is to: (i) utilize our Organ Regeneration Platform to extend the lives of patients suffering from life-threatening diseases; (ii) improve the quality of patients' lives while providing cost-saving treatments; and (iii) create value for our stakeholders.

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

Building on our clinical and preclinical experience, we are initially leveraging our Organ Regeneration Platform to develop our Neo-Kidney Augment for patients with advanced chronic kidney disease and our Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion.

Our Neo-Kidney Augment is being developed to prevent or delay dialysis by increasing renal function in patients with advanced chronic kidney disease. Our Neo-Kidney Augment is based on our proprietary technology, which uses tubular epithelial cells, procured by a cortical biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue. We initiated a clinical trial to dose five CKD patients with our Neo-Kidney Augment in Sweden during the second quarter of 2013, and all five patients were implanted by the end of 2013. The Neo-Kidney Augment has been safe and well tolerated in the five patients. In March 2014, the Company received regulatory approval from the Medical Products Agency (MPA) to expand enrollment in this trial to a total of 15 patients.  We have also initiated a Phase 1 clinical trial in the U.S. under an open Investigational New Drug, or IND, application for the Neo-Kidney Augment. The U.S. Phase 1 clinical trial will evaluate the safety and delivery of the Neo-Kidney Augment in patients with CKD. It is expected to enroll up to 12 patients and will follow each patient for up to two years. We anticipate the U.S. Phase 1 clinical trial will complete patient enrollment by the end of 2014.

Our Neo-Urinary Conduit is intended to replace the use of bowel tissue in bladder cancer patients requiring a non-continent urinary diversion after bladder removal surgery, or cystectomy.  We are able to manufacture our Neo-Urinary Conduit using a proprietary process that takes four weeks or less and uses smooth muscle cells derived from a routine biopsy.  We have completed enrollment in a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study.  Although permitted to enroll up to ten patients in this clinical trial, we decided during the first quarter of 2014 to limit the enrollment to eight patients, the last of which was implanted in December 2013.  We and our clinical investigators believe that the surgical technique used in animal models has been successfully translated to humans, and we have seen evidence of tissue regeneration.  During 2014, we expect to move forward with the Neo-Urinary Conduit by engaging key opinion leaders and the U.S. Food and Drug Administration, or FDA, for guidance on future trials.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of December 31, 2013, we had an accumulated deficit of $266.1 million.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

We were incorporated in Delaware in 2003.  Our corporate headquarters are located at 3929 Westpoint Boulevard, Suite G, Winston-Salem, North Carolina and our telephone number is (336) 722-5855.

Our Organ Regeneration Platform

Our Organ Regeneration Platform involves testing different combinations of cell types and biomaterials.  We believe this approach enables us to identify accurately the mixture of various cell types and biomaterials for a specific organ necessary to elicit a regenerative response.  We own or license 38 U.S. patents and patent applications and over 150 international patents and filings related to our Organ Regeneration Platform and product candidates.  The organ regeneration process enabled by our proprietary Organ Regeneration Platform involves the following steps:

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

•
Implantation.  The neo-organ is typically shipped from our manufacturing facility to the patient’s physician within four weeks after we receive the patient’s biopsy.  Both before and during the initial clinical trial for our product candidates, we collaborate with key opinion leaders to translate the surgical procedure used in preclinical studies for use in humans.

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

Our Strategy

Our mission is to: (i) utilize our Organ Regeneration Platform to extend the lives of patients suffering from life-threatening diseases; (ii) improve the quality of patients' lives while providing cost-saving treatments; and (iii) create value for our stakeholders.  To achieve this objective, we intend to:

•
Advance the Neo-Kidney Augment.  Our aspiration for the Neo-Kidney Augment program is to delay or prevent the need for dialysis and transplantation in patients with chronic kidney disease, thereby extending and improving the quality of their lives, providing significant cost savings to the healthcare system, and creating value for our stakeholders. We are devoting a significant portion of our resources and business efforts to our Neo-Kidney Augment development program. We initiated a clinical trial to dose five CKD patients with our Neo-Kidney Augment in Sweden during the second quarter of 2013, and all five patients were implanted by the end of 2013. The Neo-Kidney Augment has been safe and well tolerated in the five patients implanted to date.  In March 2014, the Company received regulatory approval from the MPA to expand enrollment in this trial to a total of 15 patients.  We have also initiated a Phase 1 clinical trial in the U.S. under an open IND application for the Neo-Kidney Augment. The U.S. Phase 1 clinical trial will evaluate the safety and delivery of the Neo-Kidney Augment in patients with CKD. It is expected to enroll up to 12 patients and will follow each patient for up to two years. We anticipate the U.S. Phase 1 clinical trial will complete patient enrollment by the end of 2014.

•
Advance the Neo-Urinary Conduit.  Our aspiration for the Neo-Urinary Conduit program is to change the current standard of care and improve the quality of life for patients suffering from bladder cancer or requiring bladder reconstruction, while providing cost savings to the healthcare system and creating value for our stakeholders.  We have completed enrollment in a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study.  Although permitted to enroll up to ten patients in this clinical trial, we decided during the first quarter of 2014 to limit the enrollment to eight patients, the last of which was implanted in December 2013.   We and our clinical investigators believe that the surgical technique used in animal models has been successfully translated to humans, and we have seen evidence of tissue regeneration.  During 2014, we expect to move forward with the Neo-Urinary Conduit by engaging key opinion leaders and the FDA for guidance on future trials.

•
Leverage our Organ Regeneration Platform to develop additional neo-organs.  We believe our technology is broadly applicable to other indications including certain types of urologic, renal, gastrointestinal and vascular diseases.  We have generated significant proprietary know-how and intellectual property in the development and manufacture of our various product candidates.  We plan to continue to apply our technologies in the future to other neo-organs as treatments for other conditions.

•
Selectively pursue strategic partnerships to accelerate and maximize the potential of our product candidates and technology while preserving significant commercial rights.  We intend to selectively pursue strategic partnership opportunities that we believe may allow us to accelerate the development or commercialize our products to maximize the value of our product candidates.

The Tengion Neo-Kidney Augment

We produce our Neo-Kidney Augment for our Phase I clinical trial at our cGMP qualified and EU-Compliant clinical production facility using our Organ Regeneration Platform. We are able to deliver our autologous/homologous Neo-Kidney Augment in four weeks or less after we receive the patient’s kidney biopsy. To create our Neo-Kidney Augment, we isolate the selected regenerative renal cells from the biopsy, expand the cells ex vivo, and then formulate them in a thermolabile gelatin for transport and delivery uniformity. Our Neo-Kidney Augment is intended to be implanted using a minimally invasive laparoscopic method allowing direct implantation of the Neo-Kidney Augment into the patient’s kidney.

Neo-Kidney Augment Clinical Development Plan

The Neo-Kidney Augment is being developed as an Advanced Therapy Medicinal Product, or ATMP, in Europe and as a biologic in the U.S. under the Center for Biologics Evaluation and Research with assistance from the Center for Devices and Radiological Health. During the first quarter of 2013, we filed a Clinical Trial Application, or CTA, with the Medical Products Agency, or MPA, in Sweden to initiate a Phase 1 clinical trial to evaluate safety and delivery of our Neo-Kidney Augment product in up to five patients with chronic kidney disease, or CKD. The protocol submitted in the CTA was a first-in-human, or FIH, trial designed to assess the safety and delivery optimization of the Neo-Kidney Augment in three to five patients enrolled at the Karolinska University Hospital Huddinge in Stockholm, Sweden. We initiated a Phase 1 trial in Sweden during the second quarter of 2013, and all five patients were implanted by the end of 2013.  The Neo-Kidney Augment has been safe and well tolerated in the five patients implanted to date.  In March 2014, the Company received regulatory approval from the MPA to expand enrollment in this trial to a total of 15 patients.  During the fourth quarter of 2013, we initiated a Phase 1 clinical trial in the U.S. to evaluate the safety and delivery of the Neo-Kidney Augment in patients with CKD. It is expected to enroll up to 12 patients and will follow each patient for up to two years.

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

Our Solution

Our Neo-Kidney Augment is based on our proprietary technology, which uses tubular epithelial cells, procured by a cortical biopsy of the patient’s kidney, to create an injectable product candidate that can catalyze the regeneration of functional kidney tissue. Using our Organ Regeneration Platform, we are able to produce our Neo-Kidney Augment grown from these cells in as short as four weeks from biopsy receipt.

This product development program has demonstrated function in multiple animal models.  We have isolated and characterized the necessary cells from both healthy and diseased human kidneys, which we believe supports translation of this approach to human patients. In our animal studies, diseased kidney function was improved by the selected regenerative cells that form the active biological component of our Neo-Kidney Augment.  Over a series of animal models, we have observed improvements in renal function over periods of three, six and nine months.  Systemic functions controlled by the kidney were also improved including metabolic condition (electrolyte and mineral balance), blood pressure, weight gain and correction of anemia.  Improved survival was demonstrated in two animal models which were followed up to one year.  In one animal study, selected regenerative cells taken from human kidneys were able to improve kidney function of chronically diseased kidneys.

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

We also have conducted a preclinical study in a rodent model of chronic, progressive renal failure that develops due to obesity, diabetes, and hypertension – three common co-morbidity conditions often seen in patients with renal failure.  This study demonstrated that our proprietary therapeutic approach, using specific regenerative cells isolated from diseased kidney tissue, can provide increased functional kidney mass with resulting improvements in kidney filtration, urine concentration, and electrolyte balance, as well as a significant reduction in blood pressure.  At one year of age, which is approaching end-of-life in this aggressive model, the treated animals demonstrated improved kidney function, delayed disease progression, and better survival compared to the age- and disease-matched untreated control animals.

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

We have also evaluated the regenerative effects of the Neo-Kidney Augment in a canine model of kidney mass reduction and CKD with assessment of up to one year durability. We have demonstrated significantly reduced proteinuria (a clinically accepted marker of risk for progression of CKD).  We also demonstrated a direct reduction of CKD-linked kidney tissue damage (interstitial, tubular and glomerular degeneration). Since proteinuria is considered to be an early indicator of and a contributor to progression of human and canine CKD, these results provided additional support for continued development of the Neo-Kidney Augment product candidate.

Neo-Urinary Conduit

Our aspiration for the Neo-Urinary Conduit program is to change the current standard of care and improve the quality of life for patients suffering from bladder cancer or requiring bladder reconstruction, while providing cost savings to the healthcare system and creating value for our stakeholders.  Our Neo-Urinary Conduit is a combination of autologous smooth muscle cells and bioabsorbable scaffold that is intended to catalyze regeneration of a native urinary tissue conduit, passively transporting urine from the ureters, through a stoma, or hole in the abdomen, into a standard ostomy bag.  We expect that it will be a safe and effective alternative to the creation of a urinary diversion from bowel tissue after bladder removal.  Our Neo-Urinary Conduit is intended to avoid complications such as bowel obstruction, urine absorption, infection and mucus secretion associated with the use of bowel tissue in the urinary tract, as well as the potential surgical issues that arise from the procedure involved in harvesting bowel tissue.  We produce our Neo-Urinary Conduit using smooth muscle cells from a routine fat biopsy and not cells from the diseased bladder, eliminating the risk of reintroducing cancerous cells from the bladder into the patient.

We have completed enrollment in a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study.  Although permitted to enroll up to ten patients in this clinical trial, we decided during the first quarter of 2014 to limit the enrollment to eight patients, the last of which was implanted in December 2013.   We and our clinical investigators believe that the surgical technique used in animal models has been successfully translated to humans, and we have seen evidence of tissue regeneration.  During 2014, we expect to move forward with the Neo-Urinary Conduit by engaging key opinion leaders and the FDA for guidance on future trials.

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

Market Overview

The following table indicates the number of urinary conduit procedures performed per year in the United States and the European Union.

Estimated Surgical Procedures Per Year	United States(1)	European Union(2)
Urinary Conduit
Cancer	12,000	10,800
Other	2,000	2,300
Total Urinary Conduit Procedures	14,000	13,100
_______________________
Sources:
(1)	Based on interviews and analysis by an independent third-party consultant.
(2)	EU: Government data sources for the United Kingdom, France and Germany; other EU countries estimated from population census.

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

Clinical Development Plan

We have completed enrollment in a Phase I clinical trial for our Neo-Urinary Conduit in bladder cancer patients to assess its safety and preliminary efficacy, as well as to translate the surgical implantation procedure utilized in preclinical studies.  This trial is an open-label, single-arm study.  Although permitted to enroll up to ten patients in this clinical trial, we decided during the first quarter of 2014 to limit the enrollment to eight patients, the last of which was implanted in December 2013.   We and our clinical investigators believe that the surgical technique used in animal models has been successfully translated to humans, and we have seen evidence of tissue regeneration.  During 2014, we expect to move forward with the Neo-Urinary Conduit by engaging key opinion leaders and the FDA for guidance on future trials.  The FDA has granted the Neo-Urinary Conduit “Orphan Product” designation.

We are working with clinical investigators who have expertise in the surgical treatment of bladder cancer and significant experience performing bladder removals and urinary diversions.  This study does not have a control group as the surgical procedure, post-operative care, and other clinical parameters preclude the possibility of blinding treatment options.

This trial is also intended to allow our investigators to optimize the post-surgical care of patients.   A limited number of clinical centers are being utilized to minimize variations in surgical technique and provide the most controlled setting in which the surgical approach is optimized through working with a clinical investigator.  We have designed the trial to allow for close observation and assessment of any treatment or procedure-related complications, post-operative recovery, tolerability, and safety.

Eight patients were enrolled and implanted in the clinical trial.  Data from the first three of these patients allowed clinical investigators to design surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply.  The complications that arose with each of these patients were resolved successfully and, following new surgeries to construct a urinary diversion using bowel tissue, all three patients recovered well.  In October 2012, we announced the death of two patients enrolled in our Neo-Urinary Conduit Phase I clinical trial.  One patient died of metastatic bladder cancer and the other died of cardiopulmonary arrest following a myocardial infarction, or heart attack.  Each of these patients’ Neo-Urinary Conduits was properly functioning at the time of their death.  Both patients died due to afflictions unrelated to the Neo-Urinary Conduit or the surgical procedure.  In March 2013, we announced that one patient enrolled in the trial for ten months had the Neo-Urinary Conduit removed at the patient’s request based on a persistent, unresolved urinary tract infection.  We evaluated the explanted Neo-Urinary Conduit and saw regeneration of urinary tissue.  We and our clinical investigators believe that the surgical technique used in animal models has now been successfully translated to humans.

The primary safety and efficacy assessment of our Neo-Urinary Conduit will be made at 12 months post-implantation and patients will be followed for an additional 48 months in order to assess long-term safety and durability.  During this first year, however, patients will be seen frequently by the study investigator and/or designated clinical team: every one to two weeks after hospital discharge through week eight, and then at months 3, 6, 9 and 12.  Imaging, either CT scan or ultrasound, will be performed at three-month intervals for the first year to examine the neo-organ’s structure, patency and identify any obstructions or other abnormalities.  This frequent evaluation and the open-label nature of this study will provide us significant ongoing feedback throughout the study.

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

Sales and Marketing

We believe the product candidates we are currently developing are in markets with great potential.  We do not currently have the necessary marketing and sales infrastructure to market and sell our current product candidates, if approved by any regulatory agencies.  Accordingly, the marketing and selling of any of our product candidates will require that we build a marketing and sales infrastructure or that we enter into strategic partnerships for the development and marketing our product candidates

Intellectual Property

We have established a patent position surrounding our technology and product candidates in regenerative medicine.  As of March 15, 2014, we owned three issued U.S. patents and had licenses to 18 issued U.S. patents, 16 of which are exclusive and two of which are non-exclusive.  We also have 19 U.S. patent applications and international Patent Cooperation Treaty (PCT) applications, and over 100 foreign patents and patent applications.  The patent portfolio owned by us relates to the composition, design and methods of manufacture for our Neo-Urinary Conduit, Neo-Bladder Replacement and Neo-Bladder Augment product candidates, as well as technological advances associated with our Neo-Kidney Augment, Neo-Vessel Replacement, and Neo-GI Augment development programs.  The licensed patent portfolio relates to technology developed by scientists and researchers associated with Children’s Medical Center Corporation and Wake Forest University Health Sciences.  Also included within our portfolio are patents that address an array of regenerative medicine and tissue engineering technologies and product candidates outside the scope of our current product pipeline.  In addition to our patent portfolio, we have developed proprietary information, trade secrets and know-how in the development and manufacture of neo-organs.  We are committed to protecting our intellectual property position and to aggressively pursue our patent portfolio as well as the protection of our proprietary information, know-how and trade secrets.

Our Patent Portfolio

Our urologic product candidates currently include our Neo-Urinary Conduit, our Neo-Bladder Replacement, and our Neo-Bladder Augment.  Our urologic-related patent portfolio is currently composed of 16 issued U.S. patents; four granted European patents, which have been validated in 9 European countries; 14 issued patents in other foreign jurisdictions; six pending U.S. non-provisional patent applications; and 28 pending foreign patent applications, all of which relate to a PCT application.  We own two and have licensed 14 of the issued patents.  We own five of the U.S. non-provisional patent applications and 28 of the foreign patent applications.  We have licensed all of the other pending applications.

The issued U.S. patents, which will expire between 2014 and 2031, contain claims directed to urinary conduit constructs, organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; methods of making the same, and methods of treatment using the same.  If claims in the pending U.S. patent applications covering urinary conduit constructs, methods for producing the same, and methods of treatment using the same; methods of treatment using laminarly organized luminal organ or tissue structure constructs; and methods for correcting tissue defects in urological structures, are allowed, they would expire between 2018 and 2031.  The granted European patents, which will expire between 2018 and 2020, contain claims directed to organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; and methods of making and using the same.  The pending foreign and U.S. applications contain claims directed to urinary conduit constructs, organ constructs, cell-matrix structures, organ scaffolds, and laminarly organized luminal organ or tissue structure constructs; methods of making and using the same; and rational design of regenerative medicine products.  These patent applications, if issued, will expire between 2019 and 2031.

Our gastrointestinal (GI) development program is our Neo-GI Augment.  Our GI-related patent portfolio is currently composed of one pending U.S. patent application and eight foreign patent applications owned by us.  If claims issue from patent applications filed from the PCT application, they will expire in 2031.

Our renal development program is our Neo-Kidney Augment.  Our renal-related patent portfolio is currently composed of 13 issued U.S. patents; seven granted European patents, which have been validated in 10 European countries; 21 issued patents in other foreign jurisdictions; eight pending U.S. non-provisional patent applications; two pending PCT applications; and 41 pending foreign patent applications, 39 of which relate to a PCT application.  We own one and have licensed all of the other issued patents.  We own four of the U.S. non-provisional patent applications, both of the PCT applications and 30 of the foreign applications.  We have licensed all of the other pending applications.

The issued U.S. patents, which will expire between 2014 and 2033, contain claims directed to renal cell admixtures, prosthetic kidneys, organ constructs, cell-matrix structures, organ scaffolds; methods of making the same, and methods of treatment using the same.  If claims in the pending U.S. patent applications covering renal cell preparations and augmentation constructs, methods for producing the same, methods of treatment using the same, and rational design of regenerative medicine products are allowed, they would expire between 2019 and 2033.  The granted European patents, which will expire between 2017 and 2022, contain claims directed to prosthetic kidneys, organ constructs, cell-matrix structures, organ scaffolds; and methods of making and using the same.  The pending PCT and foreign applications contain claims directed to renal cell preparations and augmentation constructs, methods for producing and using the same; renal cell formulations and drug screening assays.  These patent applications, if issued, will expire between 2019 and 2033.

Our vascular development program is our Neo-Vessel Replacement.  Our vessel-related patent portfolio is currently composed of two pending U.S. non-provisional patent applications, and 17 pending foreign patent applications.  We own each of the pending applications.  If claims in our pending patent applications covering tissue engineering scaffolds having a mechanical response to stress and strain substantially similar to that of a response by a native blood vessel, and methods of making the same, are allowed, they would expire in 2031.

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

License Agreements and Research Agreements

Exclusive License Agreement with Children’s Medical Center Corporation

In October 2003, we entered into a license agreement with Children’s Medical Center Corporation, or CMCC, for the license of certain patent rights and intellectual property rights owned or controlled by CMCC related to tissue engineering technology.  The CMCC patent rights include patent rights owned by CMCC, as well as CMCC’s right to sublicense certain patent rights owned or controlled by Massachusetts Institute of Technology, or MIT.  Under the terms of this license agreement, CMCC has granted us exclusive worldwide, sublicensable licenses under certain of CMCC’s patent rights related to implantable matrices for the development and commercialization of tissue engineered products for human and animal therapeutics in the subfields of genitourinary, vascular tissue, nervous tissue, trachea and other subfields later agreed upon by us and CMCC.  Our license from CMCC is exclusive in all subfields for patent rights related to organ constructs; cell matrix structures; laminarly organized luminal organ or tissue structure constructs; prosthetic kidneys; kidney augmenting constructs; stents; reproductive organs and tissue structure constructs; as well as methods for making and using the same.  Our license to CMCC’s patent rights related to implantable cartilaginous structures, implantable genitourinary cell-seeded matrices, and mammalian urothelial cell preparation is non-exclusive, except in the genitourinary subfield where the license is exclusive.  Our license to CMCC’s patent rights relating to organ decellularization is non-exclusive for all subfields covered by the license agreement.  Under the license agreement, we were also granted a non-exclusive, non-sublicensable, non-transferable license to certain CMCC biological materials and know-how related to unpatented manufacturing and scientific information, except that such license may be sublicensed or transferred to our affiliates and contractors for purposes specified in the license agreement.  CMCC has retained a royalty-free, non-exclusive right to practice, use and license to other academic and nonprofit research organizations to practice and/or use the patent rights and licensed products solely for research, educational, clinical and/or charitable purposes only.

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

Under the license agreement, we are required to make payments to CMCC for accrued and continuing patent prosecution costs and also upon the achievement of certain development and sales milestones as well as certain consideration received from a sublicensee.  If we develop and obtain regulatory approval of a licensed product in each of the four subfields, we will be required to pay CMCC development milestones aggregating approximately $6.9 million.  Also, if cumulative net sales of all licensed products reach a certain level, we will be required to make a one-time sales milestone payment of $2.0 million.  We have previously paid a license issue fee of $175,000 and $350,000 of development milestones to CMCC and as of December 31, 2013, we did not owe any milestone payments to CMCC under the license agreement.  A portion of the milestone payments we make will be credited against our future royalty payments.  We must pay CMCC royalties in the mid-single digit range based on net sales of licensed products as defined in the agreement by us, our affiliates and our sublicensees, which royalties will be reduced for certain amounts we are required to pay to license patents or intellectual property from third parties, down to a floor of 50% of the royalty payments that would otherwise be payable, and under certain circumstances if there is a competing product.  No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless we advised CMCC not to file for patent protection in that country and later choose to market and sell licensed products in such country.  The license agreement, and our obligation to pay royalties terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

Either party may terminate the license agreement upon 90 days’ prior written notice upon a material, unremedied breach or default of the other party.  CMCC may terminate the agreement immediately upon our insolvency or as otherwise provided in the agreement and also upon 45 days’ prior written notice for our failure to pay royalties due in a timely manner.  We may terminate at any time, with or without cause, upon six months prior written notice and payment to CMCC of accrued amounts due and a $50,000 termination fee.

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

Under the terms of this amended license agreement, WFUHS has granted us a worldwide, exclusive, sublicensable license to make, use and sell products covered by certain of WFUHS’s patent rights that relate to improvements of the existing inventions and patents included in the patent rights licensed to us under our license agreement with CMCC, or the improvement patents, and to new development inventions and patents arising out of the performance of a separate agreement, the WFUHS Research Agreement, (the new development patents), in the fields of human and animal organs, tissues and tissue-engineered and regenerative medicine directed to their functions in the subfields of genitourinary tissue, kidney tissue, cardiovascular tissue and nervous tissue.  This license agreement also granted us a non-exclusive, worldwide, sublicensable license to certain know-how related to unpatented manufacturing and scientific information provided by WFUHS.  Our license to use any additional arising patents claiming inventions conceived after the expiration or other termination of the WFUHS Research Agreement may be terminated at any time by WFUHS following expiration or other termination of the WFUHS Research Agreement.  On January 11, 2012, WFUHS exercised this right to terminate our license to ant additional arising improvement patents claiming inventions conceived after termination of the WFUHS Research Agreement.

We are obligated to use commercially reasonable efforts to bring licensed products to market.  If WFUHS believes that we have failed to comply with this obligation and an arbitrator agrees with WFUHS, we will be required to enter into a sublicense for the relevant product or grant WFUHS the right to enter into a sublicense for that product.  We are not required to make any milestone payments to WFUHS related to the development or commercialization of the licensed products.  In addition, we are required to meet certain time deadlines with respect to initiating the first human clinical trial, filing for marketing approval with the FDA and achieving the first commercial sale in the United States with respect to the first product covered by the new development patents in each subfield.  If we fail to meet any of these deadlines, WFUHS may, in its sole option, terminate our license with respect to such product covered by the new development patents.

Under the license agreement, we also issued WFUHS a warrant to purchase 320 shares of our common stock through January 1, 2016 at an exercise price of $23.20 per share and are required to pay WFUHS a percentage of certain consideration received from a sublicensee.  While we are not required to pay any development milestones under the license, we are required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after we initiate the first animal study conducted under cGLP, with respect to such product.  These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties we are obligated to pay to WFUHS for such product.  In addition, we are required to pay WFUHS royalties in the low- to mid-single digit range based on net sales of licensed products in all countries, with anti-stacking rights to offset royalties owed to third parties against the royalties owed to WFUHS, down to a floor of 50% of the rates that would otherwise be owed to WFUHS (except that such anti-stacking relief does not apply to royalties owed under the CMCC license).  In addition to royalties, we are required to pay to WFUHS 4% of any non-royalty consideration received from any third party sublicensees.  With respect to any product covered by an improvement patent, our obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last-to-expire patent covering such product.

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

The agreement continues in effect on a country-by-country basis until the later of the expiration of the last to expire new improvement patent and January 1, 2021, unless earlier terminated as provided in the agreement.  We may terminate the license agreement at any time, with or without cause, upon 90 days’ prior written notice.  WFUHS may terminate the license agreement upon our default in paying a license fee or providing a report required to be provided under the license agreement, our material breach or our making a knowingly false report, upon 45 days’ prior written notice, provided that we may cure such default or breach within the 45-day period.

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

Celgene Rights of First Negotiation

On October 2, 2012, we entered into a Right of First Negotiation Agreement with Celgene Corporation (Celgene), pursuant to which we granted Celgene a right of first negotiation to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to our Neo-Urinary Conduit program. In consideration for receiving rights under this agreement, Celgene agreed to receive a warrant to purchase 50% fewer shares in connection with our October 2012 private placement than otherwise would have been issued to Celgene. In the event of a change in control of the Company, the agreement and all of Celgene’s rights pursuant thereto will automatically terminate in all respects and be of no further force and effect.

On June 28, 2013, we entered into a Right of First Negotiation Agreement with Celgene, pursuant to which we granted Celgene a right of first negotiation to the license, sale, assignment, transfer or other disposition by us of any material portion of intellectual property (including patents and trade secrets) or other assets related to the Neo-Kidney Augment program. In the event of a change in control of the Company, the Right of First Negotiation Agreement and all of Celgene’s rights pursuant thereto shall automatically terminate in all respects and be of no further force and effect.

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

Bladder Treatment

We expect that our Neo-Urinary Conduit will compete with the current standard of care, which is the use of bowel tissue to create a urinary diversion. Companies that are researching, developing and marketing products to treat bladder dysfunction include Allergan, which is developing Botox for bladder dysfunction; Speywood Biopharma, which is developing Dysport for bladder dysfunction; and Medtronic, which is marketing Interstim for bladder dysfunction.  Further, many large pharmaceutical companies’ market anticholinergenic medications, such as Detrol and Ditropan, which can be used to treat bladder dysfunction.

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

The process of obtaining marketing approval is lengthy, uncertain, and requires the expenditure of substantial resources.  Each BLA must be accompanied by a user fee, pursuant to the requirements of the Prescription Drug User Fee Act, or PDUFA, and its amendments.  The FDA adjusts the PDUFA user fees on an annual basis.  According to the FDA’s fee schedule, effective through December 31, 2013, the user fee for an application requiring clinical data, such as a BLA, is $1,958,800.  PDUFA also imposes an annual product fee for biologics ($98,380), and an annual establishment fee ($526,500) on facilities used to manufacture prescription biologics.  Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business.  Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the drug also includes a non-orphan indication.  We have received an orphan designation for our Neo-Urinary Conduit product candidate.

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

Employees

As of December 31, 2013, we had 27 employees, including 25 full-time employees, of which 21 employees were engaged in research, development, and facilities management, and 6 employees were engaged in administration and finance.  All of our employees have entered into non-disclosure agreements with us regarding our intellectual property, trade secrets and other confidential information.  None of our employees are represented by a labor union or covered under a collective bargaining agreement, nor have we experienced any work stoppages.

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

Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, the 2012 Convertible Notes or the 2013 Convertible Notes, we expect to be able to fund operations through December 31, 2014. This period could be shortened if there are any significant increases in planned spending on development programs other than as anticipated or other unforeseen events. Accordingly, our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the financial statements for the fiscal year ended December 31, 2013, relative to our ability to continue as a going concern. We intend to pursue additional sources of capital to continue our business operations as currently conducted and fund deficits in operating cash flows. There is no assurance that such financing will be available when needed or, if available, on terms acceptable to us. Our future capital requirements will depend on many factors, including:

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

If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce the scope of or eliminate one or more of our development programs, reduce our personnel, or default on our outstanding debt and contractual obligations, any of which could raise substantial doubt about our ability to remain in business.

We have a substantial amount of debt and contractual obligations that expose us to risks that could adversely affect our business, operating results and financial condition.

As of December 31, 2013, we had outstanding debt with an aggregate principal amount of $34.6 million, which is secured by liens on substantially all of our assets. Our outstanding debt includes approximately $18.6 million in 2013 Convertible Notes, approximately $14.6 million in 2012 Convertible Notes and a $1.4 million loan from our venture debt lender, Horizon Credit II LLC.

Under the terms of the 2013 Convertible Notes, beginning October 1, 2013, we were required to make quarterly interest payments in cash or shares of our common stock at 10% per annum. The 2013 Convertible Notes are due June 30, 2016. We are permitted, subject to certain restrictions, to satisfy our interest obligations under the 2013 Convertible Notes through issuance of shares of our common stock and warrants to purchase common stock for nominal consideration. As of the date hereof, we have issued 2,239,438 shares of common stock and warrants to purchase 778,493 shares of common stock for nominal consideration to the holders of the 2013 Convertible Notes in satisfaction of our interest obligations thereunder.

Under the terms of the 2012 Convertible Notes, beginning January 1, 2013, we were required to make quarterly interest payments in cash or shares of our common stock at 10% per annum. On December 31, 2012, holders of the 2012 Convertible Notes agreed to extend the interest payments that were due on January 1, 2013 to February 1, 2013 and on January 30, 2013, the holders agreed to extend the interest payment date to February 15, 2013. The 2012 Convertible Notes are due October 2, 2015. We are permitted, subject to certain restrictions, to satisfy our interest obligations under the 2012 Convertible Notes through issuance of shares of our common stock and warrants to purchase common stock for nominal consideration. As of the date hereof, we have issued 3,070,633 shares of common stock and warrants to purchase 1,382,457 shares of common stock for nominal consideration to the holders of the 2012 Convertible Notes in satisfaction of our interest obligations thereunder.

Under the terms of our loan with Horizon Credit II LLC, we are obligated to make monthly payments of principal and interest at an interest rate of 13% per annum through May 1, 2014.

If we continue to satisfy our interest obligations under the 2012 Convertible Notes and the 2013 Convertible Notes through issuance of shares of our common stock and warrants to purchase common stock for nominal consideration, we expect that the annual principal and interest cash payments on our outstanding debt will be approximately $1.8 million, $14.6 million and $18.6 million in 2014, 2015 and 2016, respectively. The level and nature of our indebtedness could, among other things:

•	make it difficult for us to obtain any necessary financing in the future;
•	limit our flexibility in planning for or reacting to changes in our business;

•	reduce funds available for use in our operations;
•	impair our ability to incur additional debt because of financial and other restrictive covenants or the liens on our assets which secure our current debt;

•	hinder our ability to raise equity capital because, in the event of a liquidation of the business, debt holders receive a priority before equity holders;
•	make us more vulnerable in the event of a downturn in our business; or

•	place us at a possible competitive disadvantage relative to less leveraged competitors and competitors that have better access to capital resources.

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

Our recurring losses from operations and our need for significant additional capital to fund anticipated future losses from operations and debt repayment raise substantial doubt about our ability to continue as a going concern, and as a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2013 related to this uncertainty. We have incurred losses in each year since our inception and expect to experience losses for the foreseeable future. As of December 31, 2013, we had an accumulated deficit of $266.1 million. We had net losses of $16.9 million, and $18.9 million in the years ended December 31, 2012 and 2013, respectively. These losses resulted principally from costs incurred in our clinical trials, research and development programs, construction of our research laboratories and commercial manufacturing facility, and from our general and administrative expenses. These losses, among other things, have had and will continue to have an adverse effect on our stockholders’ equity, total assets and working capital.

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

We initiated a Phase 1 trial in Sweden for our Neo-Kidney Augment during the second quarter of 2013, and all five patients were implanted by the end of 2013.  In March 2014, the Company received regulatory approval from the MPA to expand enrollment in this trial to a total of 15 patients.  During the fourth quarter of 2013, we initiated a Phase 1 clinical trial in the U.S. to assess the safety and preliminary efficacy of Neo-Kidney Augment implantation in patients with CKD.

We have designed these trials to assess the safety and preliminary early signals of efficacy of the Neo-Kidney Augment.  As we have no experience with this product candidate in humans, we may identify new safety barriers to delivering the Neo-Kidney Augment into the kidney, optimizing the surgical implantation of the Neo-Kidney Augment, defining an optimal dose for delaying the progression of chronic kidney disease, determining an optimal measure of Neo-Kidney Augment effect in chronic kidney disease patients, and defining the most responsive patient population. Based on our clinical experience in early phase regenerative medical trials, there may be delays in recruiting patients for this clinical trial, which would delay our development of our Neo-Kidney Augment. There can be no assurance that, as part of our Phase I clinical trials, patients will not experience complications, serious adverse events related to our Neo-Kidney Augment, or serious adverse events that, although not related to our product candidate, could have a materially detrimental impact on our clinical trial. Additionally, we may determine, based upon this trial, that our Neo-Kidney Augment demonstrates limited safety or efficacy in patients with chronic kidney disease.

We have completed enrollment in a Phase I open-label, single-arm study of our Neo-Urinary Conduit in patients who are undergoing bladder removal due to bladder cancer. We have designed this trial to assess the safety and preliminary efficacy of the Neo-Urinary Conduit. This trial is also intended to allow our clinical investigators to optimize and, as necessary, modify the surgical implantation technique and post-operative care based on the experience gained by prior patients enrolled. As we have limited experience with this product candidate in humans, we may have difficulty optimizing the surgical implantation of the Neo-Urinary Conduit. Two patients enrolled in this clinical trial have died as a result of health issues unrelated to our Neo-Urinary Conduit product candidate. Based upon the experience of the first three patients, clinical investigators made surgical modifications in an effort to address stoma patency, conduit integrity and vascular supply. There can be no assurance that, as part of our Phase I clinical trial, patients will not experience additional complications, additional serious adverse events related to our Neo-Urinary Conduit, or serious adverse events that, although not related to our product candidate, could have a materially detrimental impact on our clinical trial. Additionally, we may determine, based upon this trial, that our Neo-Urinary Conduit demonstrates limited safety or efficacy.

We may find it difficult to enroll patients in our clinical trials.

Our initial product candidates are designed to treat diseases that affect relatively few patients. This could make it difficult for us to enroll the number of patients that may be required for the clinical trials we would be required to conduct in order to obtain marketing approval for our product candidates.

In addition, we may have difficulty finding eligible patients to participate in our clinical trials because our trials may include stringent enrollment criteria. For example, a patient may require a concomitant surgical procedure that would prevent them from being enrolled in a clinical trial, may be using alternative therapies, or the extent of a patient’s overall medical condition may render such patient ineligible to participate in our trials. Our Neo-Kidney Augment and Neo-Urinary Conduit have limited experience in humans.  Patients may not want to enroll in a trial where they are among the first group of patients to receive this product candidate. Our inability to enroll a sufficient number of patients for any of our current or future clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether.

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

We face an inherent risk of product liability claims. Our clinical-stage product candidates are in early development and have not been used over an extended period of time in a large number of patients and, therefore, our long-term safety and efficacy data are limited. Patients have experienced in the past and may experience in the future serious adverse events. Our current product liability coverage is $5 million per occurrence and in the aggregate. We will need to increase our insurance coverage if and when we begin commercializing any of our product candidates. We may not be able to obtain or maintain product liability insurance on acceptable terms with adequate coverage. If claims against us substantially exceed our coverage, then our business could be adversely impacted. Regardless of whether we are ultimately successful in any product liability litigation, such litigation could consume substantial amounts of our financial and managerial resources and could result in, among other things:

•	significant awards against us;
•	substantial litigation costs;
•	injury to our reputation and the reputation of our product candidates; and
•	withdrawal of clinical trial participants and adverse regulatory action.

Any of these results would substantially harm our business.

We have never marketed a product before, and if we are unable to establish an effective focused sales force and marketing infrastructure or enter into strategic partnerships for the development and marketing of any approved products, we will not be able to commercialize our product candidates successfully.

We currently do not have internal sales, distribution and marketing capabilities. The development of a sales and marketing infrastructure for our domestic operations will require substantial resources, will be expensive and time consuming and could negatively impact our commercialization efforts, including delay of any product launch. These costs may be incurred in advance of any approval of our product candidates. In addition, we may not be able to hire a focused sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we intend to target, including surgery. If we are unable to establish our focused sales force and marketing capability for our product candidates, we may not be able to generate any product revenue, may generate increased expenses and may never become profitable. We may also need to establish development or marketing collaborations with third parties to complete development of our product candidates or for the commercialization or distribution of our product candidates. We expect to face competition in our efforts to identify appropriate collaborators or partners to help develop or commercialize our product candidates in our target commercial areas. If we are unable to establish adequate collaborations, our ability to develop or market our product candidates could be adversely affected. Further, to the extent third parties with whom we collaborate fail to perform, our ability to achieve our development or marketing goals may be adversely affected, and our business could suffer.

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

On September 6, 2012, our common stock ceased trading on the NASDAQ Capital Market and became quoted on the OTCQB, an over-the-counter market. This market lacks the credibility of established stock markets and is characterized by a lack of liquidity, sporadic trading, and larger gaps between bid and ask prices. Compared to a seasoned issuer with stock traded on an established market, which typically results in a large and steady volume of trading activity, there may be periods when trading activity in our shares is minimal or nonexistent. In addition, our common stock is deemed to be “penny stock”, which means stock traded at a price less than $5 per share, which will make it unsuitable for some investors to purchase. Furthermore, the SEC imposes additional rules on broker-dealers that recommend the purchase or sale of penny stock. These additional burdens may discourage broker-dealers from effecting transactions in our common stock and may limit the number of stock brokers that are willing to act as market makers for our common stock. As a result, purchasers of our common stock may be unable to resell their shares.

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

As of March 10, 2014, we had 16,476,729 shares of common stock outstanding, and notes and warrants that are convertible and exercisable respectively, into at least 780 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants). The currently outstanding shares can be freely sold in the public market and some of the shares subject to warrants, upon issuance, may also be freely sold in the public market, subject, in each case, to certain restrictions imposed by federal securities laws on the holders of our shares. In addition, we may pay interest that accrues on our 2012 Convertible Notes and 2013 Convertible Notes with shares of common stock, some of which may be freely tradable. As of March 10, 2014, we also had under our stock option and equity incentive plans 230,580 shares reserved for issuance related to equity awards granted to our officers, directors and employees and an additional 35,622 shares reserved for issuance, all of which, when issued, may be freely sold in the public market, subject to certain restrictions imposed by federal securities laws on our affiliates. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity-related securities in the future at times or prices that we deem appropriate.

Future issuances of our common stock including payment of interest on debt through common stock or warrants, could result in significant anti-dilution adjustments under the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants, which could greatly affect the number of the Company’s fully diluted shares.

Under the terms of the Amended and Restated 2011 Warrants, the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants, the number of shares of our common stock issuable upon the exercise of such warrants and upon the conversion of such notes are generally subject to anti-dilution adjustments in the event that we issue shares of our common stock at a price or deemed price that is lower than the respective exercise prices and conversion price of such warrant and notes.  These anti-dilution provisions can result in significant adjustments to the number of shares of common stock issuable upon conversion or exercise of such notes and warrants.  For example, the number of fully diluted shares increased from approximately 603 million as of December 31, 2013 to approximately 787 million as of January 2, 2014, primarily due to a dilutive issuance of shares that we made to satisfy interest obligations on January 2, 2014 that resulted in anti-dilution adjustments.  We intend to issue shares of common stock and warrants to purchase common stock in the future to satisfy future interest obligations under the 2012 Convertible Notes and the 2013 Convertible Notes, and such issuances may cause further significant anti-dilution adjustments.

Errors in the Company’s disclosure of its capital structure to investors in the 2012 Financing could lead to liability for the Company.

As permitted by the terms of the 2012 Convertible Notes, we issued shares of our common stock in satisfaction of our interest obligations under such notes in April of 2013, and such issuance triggered an anti-dilution adjustment under the Amended and Restated 2011 Warrants, the 2012 Warrants and the 2012 Convertible Notes.  We did not account for such adjustment when we completed our financing in June of 2013, which was effected through the issuance of additional warrants and convertible notes and, as a result, we failed to correctly disclose to the investors in such financing the number of our fully diluted shares that were outstanding on the date of the financing.  As a result of such failure, the investors in such financing may have claims against us.  Although we consider the error in our disclosure to be immaterial, if such a claim were brought against us, we would incur costs in the resulting action and if such investors are successful in asserting such a claim, we may be required to pay damages to such investors, which could have a material adverse effect on our business and operations.

Concentration of ownership of our outstanding common stock among our executive officers, directors and their affiliates, as well as the concentration of our common stock on a fully-diluted basis among a small number of existing investors, may prevent new investors from influencing significant corporate decisions and may lead to substantial dilution to existing stockholders.

As of March 10, 2014, our executive officers, directors and their affiliates own, in the aggregate, approximately 5% of the 16,476,729 shares of our outstanding common stock. In addition, as of March 10, 2014, our executive officers and directors hold options to purchase 194,729 shares of common stock upon exercising their options at a weighted-average exercise price of $9.88 per share. Funds and entities affiliated with directors and board observers hold convertible notes and warrants, which are convertible and exercisable respectively, into at least 52 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants). Furthermore, a small number of existing investors hold convertible notes and warrants, which are convertible and exercisable respectively, into approximately 733 million shares of common stock (subject to adjustment upward in accordance with the terms of such notes and warrants). The conversion of the convertible notes and exercise of the warrants could lead to substantial dilution to existing and new stockholders. To the extent we pay interest on our 2012 Convertible Notes or 2013 Convertible Notes with shares of common stock, the percentage of our outstanding shares held by these investors will increase. Furthermore, these persons, if acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors and any merger or other significant corporate transactions. The interests of this group of investors may not coincide with our interests or the interests of existing stockholders.

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

Our Change in Control Plan and certain provisions of the Amended and Restated 2011 Warrants, the securities issued in the 2012 Financing, the securities issued in the 2013 Financing and the Celgene Warrants could impede a sale of the Company.

We adopted a Change in Control Plan in May 2013 that is designed to increase the value and attractiveness of the Company by providing key eligible individuals an incentive to maximize proceeds upon consummation of a change in control.  Benefits under our Change in Control Plan are based on a portion of the proceeds (including contingent proceeds) paid by an acquirer in connection with a change in control. This plan could have an adverse effect on a third party’s willingness to consider acquiring us, either because it may be more difficult to retain key employees with change of control benefits or because of the incremental cost associated with these benefits.

Additionally, the Amended and Restated 2011 Warrants, the 2012 Warrants, the 2013 Warrants and the Celgene Warrants give each holder the option to receive a cash payment based on a Black-Scholes valuation of the warrant upon a change in control of the Company. In the case of the Amended and Restated 2011 Warrants, the method of calculating the Black-Scholes value includes the requirement to calculate the Black-Scholes value using the greater of volatility of 100% and average historical volatility for certain trading periods. In the case of the 2012 Warrants, the 2013 Warrants and the Celgene Warrants, the Black-Scholes value must be calculated using an average historical volatility for certain trading day periods. The cash payment could be greater than the consideration that our other equity holders would receive in a change in control transaction. In addition, holders of the Amended and Restated 2011 Warrants, the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants have the option to require us to redeem these securities upon a change in control transaction.

The provisions of our Change in Control Plan, the Amended and Restated 2011 Warrants, the 2012 Convertible Notes, the 2012 Warrants, the 2013 Convertible Notes, the 2013 Warrants and the Celgene Warrants could make a change in control transaction more expensive for a potential acquirer and could therefore negatively impact our ability to pursue and consummate such a transaction.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Fiscal Year 2012	High	Low
First quarter	$10.70	$4.50
Second quarter	$6.30	$2.50
Third quarter	$3.40	$1.01
Fourth quarter	$1.49	$0.88

Fiscal Year 2013	High	Low
First quarter	$1.41	$0.65
Second quarter	$0.75	$0.28
Third quarter	$1.31	$0.51
Fourth quarter	$0.60	$0.25

Holders of Record

At December 31, 2013, the closing price per share of our common stock was $0.25 as reported on the OTCQB.  There were approximately 145 holders of record at March 10, 2014.  Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 6.	Selected Financial Data

Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions.  These forward looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties, including those under the heading “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, as well as in other documents filed by us with the Securities and Exchange Commission (SEC).

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

Overview

Tengion, Inc. is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using our Organ Regeneration Platform, we create these neo-organs using a patient’s own cells, or autologous cells.  Our mission is to utilize our Organ Regeneration Platform to: (i) extend the lives of patients suffering from life-threatening diseases; (ii) improve the quality of patients' lives while providing cost-saving treatments; and (iii) create value for our stakeholders.

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

Building on our clinical and preclinical experience, we are initially leveraging our Organ Regeneration Platform to develop our Neo-Kidney Augment for patients with advanced chronic kidney disease and our Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs.  Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings.  We have never been profitable and, as of December 31, 2013, we had an accumulated deficit of $266.1 million.  We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at December 31, 2013 were $21.5 million, representing 84% of total assets.  Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through December 31, 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.

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

On February 24, 2014, a special meeting of the shareholders was held to approve an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 750,000,000 to 10,000,000,000 shares.

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

The following table summarizes our research and development expense for the years ended December 31, 2012 and 2013.

	Year Ended December 31,
	2012	2013
Third-party direct program expenses:	(in thousands)
Urologic	$681	$575
Renal	1,856	1,658
Total third-party direct program expenses	2,537	2,233
Other research and development expense	7,566	7,247
Total research and development expense	$10,103	$9,480

From our inception in July 2003 through December 31, 2013, we have incurred research and development expense of $137.4 million.  We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs.  These expenditures are subject to numerous uncertainties in timing and cost to completion.  We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate.  If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves.  As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs.  Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate.  The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Net Operating Losses and Tax Loss Carryforwards

As of December 31, 2013, we had net operating loss carryforwards available to offset future federal and state taxable income of $159.4 million and $172.6 million, respectively, as well as $6.0 million of research and development tax credits.  The net operating loss carryforwards and credits expire at various dates through 2033.  The Tax Reform Act of 1986 (the Act) provides for a limitation on the annual use of net operating loss and research and development tax credit carryforwards following certain ownership changes (as defined by the Act) that could limit our ability to utilize these carryforwards.  We have not completed a study to assess whether an ownership change has occurred, or whether there have been multiple ownership changes since our formation, due to the significant costs and complexities associated with a study.  We may have experienced various ownership changes, as defined by the Act, as a result of past financings.  Accordingly, our ability to utilize the aforementioned carryforwards may be limited.  Additionally, U.S. tax laws limit the time during which these carryforwards may be applied against future taxes; therefore, we may not be able to take full advantage of these carryforwards for federal or state income tax purposes.

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

Embedded Derivative Conversion Options and Call Option Derivative Liability

We account for the Demand Note Exchange Right and the conversion feature embedded in the 2012 Convertible Notes and 2013 Convertible Notes (the Conversion Option) in accordance with ASC 815, Derivatives and Hedging (ASC 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a free-standing derivative financial instrument.  We also accounted for the Call Options issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument was considered a free-standing financial instrument that met the criteria of a derivative under the guidance. We classified this Call Option on the balance sheet as a current liability. The changes in fair value of the embedded derivative or derivative liability remeasured at each balance sheet date and recorded in current period earnings.

The fair value of the Demand Note Exchange Right as of the date of issuance, as well as the fair value of the Conversion Option and Call Option as of the date of issuance and as of December 31, 2012 and 2013, was determined using a risk-neutral framework within a Monte Carlo analysis.  The valuation of the Demand Note Exchange Right, Conversion Option, and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as such terms are used in the relevant financing agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.

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

The fair value of the Warrant Liability as of December 31, 2012 and 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction or a Major Transaction into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.  Changes in these assumptions can materially affect the fair value estimate.

Results of Operations

Year Ended December 31, 2012 compared to Year Ended December 31, 2013

Research and Development Expense.  Research and development expense for the years ended December 31, 2012 and 2013 was comprised of the following (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2012	2013	$	%

Compensation and related expense	$4,306	$4,178	$(128)	(3	) %
External services – direct third parties	2,537	2,233	(304)	(12	) %
External services – other	556	511	(45)	(8	) %
Research materials and related expense	1,289	1,067	(222)	(17	) %
Facilities and related expense	1,415	1,491	76	5%

Total research and development expense	$10,103	$9,480	$(623)	(6	) %

Research and development expense decreased primarily due to a reduction in external preclinical services associated with the Neo-Kidney Augment program as the most significant of the preclinical studies for this program were completed in 2012 and early 2013. The decrease is also due to a reduction in compensation and related expenses resulting from fewer employees as compared to the 2012 period, partially offset by an increase in clinical expenses related to the Neo-Kidney Augment program and an increase in facilities and related expense as the Company prepared its North Carolina facility for the start of the Neo-Kidney Augment Phase I clinical trial in the second quarter of 2013.

General and Administrative Expense. General and administrative expense for the years ended December 31, 2012 and 2013 was comprised of the following (in thousands):

	Year Ended December 31,		Increase (Decrease)
	2012	2013	$	%

Compensation and related expense	$1,929	$2,105	$176	9%
Professional fees	2,468	2,978	510	21%
Facilities and related expense	515	579	64	12%
Insurance, travel, and other expenses	584	633	49	8%
Total general and administrative expense	$5,496	$6,295	$799	15%

General and administrative expense increased primarily due to an increase in legal fees resulting from a change in corporate counsel as well as significant registration statement activity during 2013 related to securities issued in our 2011, 2012 and 2013 financings which were not capitalized as deferred financing fees.

Depreciation Expense.  Depreciation expense decreased by $0.2 million, or 41%, from $0.5 million in 2012 to $0.3 million in 2013 is due to an increased number of fully depreciated assets in 2013.

Other Expense.  Other expense was $0.2 million and $0.6 million for the years ended December 31, 2012 and 2013, respectively. The increase in other expense is due to a $0.6 million charge because of a change in assumption of sublease income related to the manufacturing space in our East Norriton, Pennsylvania facility offset by income of $0.1 million related to the sale of Pennsylvania research and development tax credits to a third-party buyer.

Interest Income (Expense).  Interest income was $27,000 and $47,000 for 2012 and 2013, respectively.  The increase was primarily due to increased average cash balances as result of the June 2013 financing.  Interest expense was $3.0 million and $7.6 million for 2012 and 2013, respectively.  The increase was primarily due to non-cash interest expense associated with the 2012 Convertible Notes issued in the fourth quarter of 2012 and the 2013 Convertible Notes issued in the second quarter of 2013.

Change in Fair Value of Derivative Liability.  During the year ended December 31, 2013, we recorded a non-cash charge of $3.1 million on our statements of operations due to a change in the fair value of the derivative liability for June 2013 and October 2012 Convertible Notes conversion features and the Call Option.  During the year ended December 31, 2012, we recorded a non-cash credit of $0.9 million on our statements of operations due to a change in the fair value of the derivative liability for October 2012 Convertible Notes conversion feature and the Call Option.

Change in Fair Value of Warrant Liability. Changes in the fair value of warrant liability for the year ended December 31, 2012 and 2013 were comprised as follows (in thousands):
	Year Ended December 31,
	2012	2013
2011 Warrants	$133	$1,643
2012 Warrants	1,144	370
2013 Warrants	—	4,223
2013 Celgene Warrants	—	1,713
2013 Interest Warrants	—	384
Total change in the fair value of warrant liability	$1,277	$8,333

During the year ended December 31, 2013, we recorded a non-cash credit of $8.3 million on our statement of operations and comprehensive loss due to a change in the fair value of the warrant liability for the 2013 Interest Warrants as well as warrants to purchase common stock that were issued in March 2011, October 2012, June 2013. The majority of the non-cash credit, approximately $6.6 million, is due to the revaluation of the 2013 Interest Warrants and the 2013 warrants issued as a result of the June 2013 financing and Celgene transactions.  The decrease in the fair values of the 2011 Warrants and 2012 Warrants for the year ended December 31, 2013 was due to a revaluation of those warrants.

During the year ended December 31, 2012, we recorded a non-cash credit of $1.3 million on our statements of operations and comprehensive loss due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012.  The decrease in fair value is due to the change in our assumption of the amount raised by us in potential future financings following the execution in the first quarter of 2013 of an amendment to the October 2012 financing documents that, among other things, permit us to complete a financing during 2013 with greater gross proceeds than allowed under the original financing documents.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales.  We have a deficit accumulated during the development stage of $266.1 million as of December 31, 2013, including $48.4 million of cumulative accretion of Redeemable Convertible Preferred Stock through the date of its conversion to common stock in April 2010.  We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions.  We have funded our operations principally with proceeds from equity and debt offerings.  The following table summarizes our equity funding sources as of December 31, 2013:

Issue	Year	Net Proceeds (in thousands)(1)
Series A Redeemable Convertible Preferred Stock	2004, 2005	$38,910
Series B Redeemable Convertible Preferred Stock	2006	50,040
Series C Redeemable Convertible Preferred Stock	2007, 2008	54,571
Initial Public Offering	2010	25,721
Private Placement	2011	28,941
Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement	2013	14,539
		$212,722
(1)	Net proceeds represent gross proceeds received net of transaction costs associated with each equity offering.

We have also funded our operations through the use of proceeds received from our long-term debt totaling $69.8 million through December 31, 2013, net of issuance costs.  As of December 31, 2013, we had 2012 and 2013 senior secured convertible notes outstanding with an aggregate principal balance of $14.6 million and $18.6 million respectively, and a working capital note with an outstanding principal balance of $1.4 million.

The lease agreement for our facility in East Norriton, Pennsylvania requires us to provide $1.0 million security deposit and $1.2 million restoration deposit to the landlord, which amounts were recorded as a non-current other asset on our balance sheet as of December 31, 2012 and 2013.  At the end of the lease term, the landlord has the right to require us to utilize the restoration deposit to restore the facility to its original condition.

Cash, cash equivalents and short-term investments at December 31, 2013 were $21.5 million, representing 84% of total assets.  Based upon our current expected level of operating expenditures and required debt repayments, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of its convertible notes, we expect to be able to fund operations through December 31, 2014; however, this period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events.  The Company plans to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or, if available, on terms acceptable to the Company.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the year ended December 31, 2012 and 2013 (in thousands):

	Year Ended December 31,
	2012	2013	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(19,461)	$(17,153)	$2,308
Investing activities	5,018	894	(4,124)
Financing activities	12,735	30,233	17,498
(Decrease) increase in cash and cash equivalents	$(1,708)	$13,974	$15,682

Operating Activities

Cash used in operating activities decreased $2.3 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to lower research and development expenses associated with a reduction in external preclinical services associated with the Neo-Kidney Augment program as the most significant of the preclinical studies for this program were completed in 2012 and early 2013, as well as a reduction in compensation and related expenses resulting from fewer employees.  These decreases were offset in part by an increase in legal fees resulting from a change in corporate counsel as well as significant legal fees during 2013 related to securities issued in our 2011 and 2012 financings.

Investing Activities

Cash provided by investing activities decreased $4.1 million for the year ended December 31, 2013, compared to the year ended December 31, 2012.  During the 2012 period, the Company realized proceeds of approximately $6.1 million from net sales and redemptions (net of purchases) of short-term investments, which was partially offset by an investment of $1.0 million in restricted cash. During the 2013 period, the Company realized $1.0 million from the release of restricted cash.

Financing Activities

Cash provided by financing activities increased $17.5 million for the year ended December 31, 2013, compared to the year ended December 31, 2012.  The 2013 period included $32.2 million of net proceeds received from the issuance of 2013 Convertible Notes and the Celgene transaction as compared to the 2012 period which included $14.2 million of debt proceeds received from our October 2012 debt financing.  The increase was partially offset by an increase in payments on long-term debt of $0.8 million.

Potential Future Milestone Payments

In 2003, we executed a license agreement with Children’s Medical Center Corporation (CMCC), whereby CMCC granted to us the utilization of certain patent rights.  We are obligated to make payments to CMCC upon the occurrence of various clinical milestones.  During the fourth quarter of 2006, we achieved two of our clinical milestones for the first licensed product launched, as defined in the agreement, and paid $350,000, which was recorded as research and development expense for the year ended December 31, 2006.  In the second quarter of 2013 we achieved a development milestone and recorded $0.1 million as research and development expense which is included in the accrued expenses on our balance sheet as of December 31, 2013.  Upon the successful completion of certain milestones, we will be obligated, under our current agreement, to make future milestone payments for the first licensed product.  As of December 31, 2012, we had no payment obligations to CMCC under this agreement.  In addition, upon commercialization of the licensed product, we will pay CMCC royalties based on net sales of products covered by the license by us, our affiliates and our sublicensees in all countries, except for those for which there is no valid patent claim, until the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

This information required by this Item is included in our Financial Statements and Supplementary Data listed in Item 15 (a) (1) of Part IV of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

The Company had previously reported a material weakness in the design of internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that included the issuance of derivatives such as warrants and call options.  This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries.  As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of December 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2013.

The Company has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over accounting for significant financing transactions.  Specifically, the Company has developed supplemental internal control procedures to properly evaluate the accounting implications of significant financing transactions and has identified qualified external resources to execute the process and procedural enhancements; however, until such time as qualified internal resources are hired and successful remediation is demonstrated, we will continue report the material weakness as unremediated.

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

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorization of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework) . Based on this assessment, and as a result of the material weakness described above, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting as required by Section 404(c) of the Sarbanes Oxley Act of 2002. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permits us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 11.	Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

Item 14.	Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of the Company’s fiscal year ended December 31, 2013.

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

TENGION, INC.

Date: March 26, 2014	By: /s/ John L. Miclot
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

Signature	Title	Date

/s/ John L. Miclot John L. Miclot	President and Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2014

/s/ A. Brian Davis A. Brian Davis	Chief Financial Officer and Senior Vice President of Finance (Principal Financial and Accounting Officer)	March 26, 2014
/s/ David I. Scheer David I. Scheer	Chairman of the Board of Directors	March 26, 2014
/s/ Carl-Johan Dalsgaard Carl-Johan Dalsgaard, M.D., Ph.D.	Director	March 26, 2014

/s/ Diane K. Jorkasky Diane K. Jorkasky, M.D.	Director	March 26, 2014
/s/ Richard E. Kuntz Richard E. Kuntz, M.D., M.Sc.	Director	March 26, 2014
/s/ Lorin J. Randall Lorin J. Randall	Director	March 26, 2014

TENGION, INC.
(A Development-Stage Company)

Report of Independent Registered Public Accounting Firm

Board of Directors
Tengion, Inc.

We have audited the accompanying balance sheets of Tengion, Inc. (a development stage company) as of December 31, 2013 and 2012, and the related statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and for the period July 10, 2003 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tengion, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from July 10, 2003 (inception) through December 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 26, 2014

TENGION, INC.
(A Development-Stage Company)

Balance Sheets
(in thousands, except per share data)
	December 31,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$7,536	$21,510
Restricted cash	1,000	—
Prepaid expenses and other	360	334
Total current assets	8,896	21,844
Property and equipment, net of accumulated depreciation of $13,072 and $13,339 as of December 31, 2012 and 2013, respectively	612	454
Other assets	2,927	3,426
Total assets	$12,435	$25,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $157 and $52 as of December 31, 2012 and 2013, respectively	$1,786	$1,329
Current portion of lease liability	536	665
Accounts payable	644	853
Accrued expenses	2,170	2,366
Derivative liability	2,449	—
Warrant liability	6,178	11,425
Total current liabilities	13,763	16,638
Long-term debt and embedded derivative, net of debt discount of $7,515 and $7,814 as of December 31, 2012 and 2013, respectively	9,483	25,623
Lease liability	524	307
Other liabilities	8	12
Total liabilities	23,778	42,580

Commitments and contingencies (Note 15)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2012 and 2013	—	—
Common stock, $0.001 par value; 750,000 shares authorized; 2,449 and 6,822 shares issued and outstanding at December 31, 2012 and 2013, respectively	2	7
Additional paid-in capital	235,828	249,237
Deficit accumulated during the development stage	(247,173)	(266,100)
Total stockholders’ deficit	(11,343)	(16,856)
Total liabilities and stockholders’ deficit	$12,435	$25,724

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)

	Year Ended December 31,		Period from July 10, 2003 (inception) through December 31, 2013
	2012	2013
Revenue	$—	$—	$—

Operating expenses:
Research and development	10,103	9,480	137,440
General and administrative	5,496	6,295	53,684
Depreciation	456	267	23,875
Impairment of property and equipment	—	—	7,371
Other expense, net	165	555	2,425

Total operating expenses	(16,220)	(16,597)	(224,795)

Loss from operations	(16,220)	(16,597)	(224,795)
Interest income	27	47	8,586
Interest expense	(2,957)	(7,622)	(25,468)
Change in fair value of embedded derivative and derivative liability	944	(3,088)	(2,144)
Change in fair value of warrant liability	1,277	8,333	26,108

Net loss	$(16,929)	$(18,927)	$(217,713)

Other comprehensive loss	—	—
Comprehensive loss	$(16,929)	$(18,927)
Basic and diluted net loss per share	$(7.13)	$(4.70)
Weighted-average common stock outstanding – basic and diluted	2,374	4,024

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
(in thousands, except per share data)

			Stockholders’ equity (deficit)
	Redeemable convertible preferred stock		Common stock		Additional paid-in	Deferred	Deficit accumulated during the development
	Shares	Amount	Shares	Amount	Capital	compensation	stage	Total

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	(16,929)	(16,929)
Balance, December 31, 2012	—	—	2,449	2	235,828	—	(247,173)	(11,343)
Issuance of common stock for payment of interest	—	—	2,575	3	1,535	—	—	1,538
Proceeds from Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement, net of expenses and proceeds allocable to issuance of warrants	—	—	—	—	10,859	—	—	10,859
Cancellation of restricted stock to employees	—	—	(6)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of warrants	—	—	577	1	279	—	—	280
Issuance of common stock upon conversion of 2012 Convertible Notes	—	—	1,227	1	230	—	—	231
Stock-based compensation expense	—	—	—	—	513	—	—	513
Net loss	—	—	—	—	—	—	(18,927)	(18,927)
Balance, December 31, 2013	—	$—	6,822	$7	$249,237	$—	$(266,100)	$(16,856)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)

	Year Ended December 31,		Period from July 10, 2003 (inception) through December 31, 2013
	2012	2013
Cash flows from operating activities:
Net loss	$(16,929)	$(18,927)	$(217,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	456	267	23,875
Change in fair value of embedded derivative and derivative liability	(944)	3,088	2,144
Change in fair value of warrant liability	(1,277)	(8,333)	(26,108)
Charge related to lease liability	165	665	2,535
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	1,614	6,426	10,588
Noncash rent expense	7	3	227
Stock-based compensation expense	566	513	6,258
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,070)	21	(2,677)
Accounts payable	(252)	206	824
Accrued expenses and other	(1,797)	(1,082)	(116)
Net cash used in operating activities	(19,461)	(17,153)	(192,822)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(324,508)
Change in restricted cash	(1,000)	1,000	—
Sales and redemptions of short-term investments	6,066	—	324,657
Cash paid for property and equipment	(48)	(106)	(31,828)
Proceeds from the sale of property and equipment	—	—	11
Net cash provided by (used in) investing activities	5,018	894	(31,668)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	5	271	55,193
Repurchases of common stock	—	—	(94)
Proceeds from Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement, net of expenses	—	14,656	14,656
Proceeds from long-term debt and warrants, net of issuance costs	14,196	17,585	71,298
Payments on long-term debt	(1,466)	(2,279)	(35,013)
Net cash provided by financing activities	12,735	30,233	246,000

Net (decrease) increase in cash and cash equivalents	(1,708)	13,974	21,510
Cash and cash equivalents, beginning of period	9,244	7,536	—
Cash and cash equivalents, end of period	$7,536	$21,510	$21,510

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Notes to Financial Statements

(1)           Organization and Nature of Operations

Tengion, Inc. (the Company) was incorporated in Delaware on July 10, 2003.  The Company is a regenerative medicine company focused on discovering, developing, manufacturing and commercializing a range of neo-organs, or products composed of living cells, with or without synthetic or natural materials, implanted or injected into the body to engraft into, regenerate, or replace a damaged tissue or organ.  Using its Organ Regeneration Platform, the Company creates these neo-organs using a patient’s own cells, or autologous cells.  The Company’s mission is to: (i) utilize its Organ Regeneration Platform to extend the lives of patients suffering from life-threatening diseases; (ii) improve the quality of patients' lives while providing cost-saving treatments; and (iii) create value for the Company’s stakeholders.

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

Building on its clinical and preclinical experience, the Company is initially leveraging its Organ Regeneration Platform to develop its Neo-Kidney Augment for patients with advanced chronic kidney disease and its Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion.  The Company operates as a single business segment.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; comprehensive government regulations; having no commercial manufacturing experience, marketing or sales capability or experience; and dependence on key personnel.

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

On November 15, 2013, the Company filed a Form 12b-25 to extend the deadline for the filing of its Quarterly Report on Form 10-Q for the Quarter ended September 30, 2013, while it assessed if certain prior issuances of common stock and warrants to purchase common stock should have been evaluated as triggers for anti-dilution adjustments to most of the Company’s dilutive securities in its quarterly and annual filings beginning with the quarter ended September 30, 2012. The Company completed its assessment and determined that there was an immaterial error that impacted the valuation of the Company’s dilutive securities during quarters ended March 31, 2013 and June 30, 2013. In addition, the Company determined that the cumulative correction of the error, which decreased net loss for the quarter ended September 30, 2013 by $0.3 million in the Quarterly Report on Form 10-Q was immaterial. Therefore, the financial statements for the year ending December 31, 2013 reflect these immaterial adjustments.

 (2)           Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $266.1 million as of December 31, 2013, including $48.4 million of cumulative accretion of redeemable convertible preferred stock through the date of its conversion to common stock in April 2010.  The Company anticipates incurring additional losses and deficits in operating cash flows until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

Based upon the Company’s current expected level of operating expenditures and required debt repayments, and assuming the Company is not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of its convertible notes, the Company expects to be able to fund operations through December 31, 2014; however, this period could be shortened if there are any unanticipated increases in planned spending on development programs or other unforeseen events.  The Company plans to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, or some combination thereof.  There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or if available, on terms acceptable to the Company.

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

These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

 (3)           Summary of Significant Accounting Policies

(a)           Use of Estimates

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

(b)           Fair Value of Financial Instruments

As of December 31, 2012 and 2013, the carrying amounts of financial instruments held by the Company, which include cash equivalents, accounts payable, and accrued expenses, approximate fair value due to the short-term nature of those instruments.  In addition, the carrying value of the Company’s debt instruments, which do not have readily ascertainable market values, approximate fair value, given that the interest rates on outstanding borrowings approximate market rates for companies with similar credit ratings.

(c)           Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(d)           Restricted Cash

The Company deposited $1.0 million of the gross proceeds of its Senior Secured Convertible Notes (the 2012 Convertible Notes) (see footnote 9 for discussion of the 2012 Convertible Notes) financing into an escrow account in October 2012 pursuant to an Escrow Agreement between the Company, the lenders, and an escrow agent. Upon the achievement of (1) the successful completion of patient implants in the Phase I clinical trial of the Company’s Neo-Urinary Conduit and (2) analysis of in-life data from the Company’s GLP studies for the Neo-Kidney Augment that demonstrates that continued development is warranted (the Milestones), the lenders will instruct the escrow agent to release the escrowed funds to the Company. This deposit is classified as restricted cash as of December 31, 2012.  In the second quarter of 2013 the cash was released.

(e)           Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided over the estimated useful lives of the assets using the straight-line method.  The Company uses a life of three years for computer equipment, five years for laboratory and office and warehouse equipment, seven years for furniture and fixtures, and the lesser of the useful life of the asset or the remaining life of the underlying facility lease for leasehold improvements.  Expenditures for maintenance, repairs, and improvements that do not prolong the useful life of the asset are charged to expense as incurred.  The Company capitalizes interest in connection with the construction of property and equipment.

(f)           Impairment of Long-Lived Assets

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

(g)           Research and Development

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

(h)           Income Taxes

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

(i)           Stock-Based Compensation

The Company measures and recognizes compensation expense for all employee stock-based payments at fair value, net of estimated forfeitures, over the vesting period of the underlying stock-based awards.  In addition, the Company accounts for stock-based compensation to nonemployees in accordance with the accounting guidance for equity instruments that are issued to other than employees.

Determining the appropriate fair value of stock-based payment awards require the determination of subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility.  The Company uses the Black-Scholes option-pricing model to value its stock option awards.  The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.  As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different in the future.  The Company’s historical stock price is used to calculate the expected volatility.

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

(j)           Embedded Derivative Conversion Options and Call Option Derivative Liability

The Company accounts for the Demand Note Exchange Right and the conversion feature embedded in the 2012 and 2013 Convertible Notes (the Conversion Options) in accordance with Financial Accounting Standards Board Accounting Standard Codification (ASC) 815, Derivatives and Hedging (ASC 815). Under this accounting guidance, the Company is required to bifurcate the embedded derivative from the host instrument and account for it as a free-standing derivative financial instrument.  The Company classifies these embedded derivatives as part of the carrying value of the debt host instrument.  The Company also accounted for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument is considered a free-standing financial instrument that meets the criteria of a derivative under the guidance. The Company classified the Call Option as a derivative liability on the balance sheet.  The changes in fair value of the embedded derivative or derivative liability are remeasured at each balance sheet date and recorded in current period earnings.

(k)           Warrants

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

(l)           Net Loss Per Share

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Year Ended December 31,
	2012	2013
Shares underlying warrants outstanding	80,250,702	481,301,961
Shares underlying options outstanding	234,465	230,725
Unvested restricted stock	74,372	54,721
Convertible notes payable	20,007,002	114,517,218

 (m)           Deferred Debt Offering Costs

Deferred debt offering costs include costs directly attributable to the Company’s debt offerings.  In accordance with authoritative literature, these costs are deferred and recorded as other non-current assets and amortized over the term of the debt using the effective interest method.

(n)           Reverse Stock Split

On May 25, 2012, the Company's Board of Directors approved a reverse stock split on the basis of one share of common stock for each currently outstanding 10 shares of pre-split common stock that became effective on June 14, 2012.  All common share and per-share data included in these financial statements reflect such reverse stock split.

(4)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).

			Period from July 10, 2003 (inception)
	Year Ended December 31,		through December 31,
	2012	2013	2013
Supplemental disclosure of non-cash transactions:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Exchange of Demand Note for Convertible Notes	1,005	—	1,005
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	3,669	732	4,401
Fair value of warrants issued with issuance of long-term debt	4,994	9,404	16,638
Fair value of warrants issued with issuance of common stock	—	—	16,947
Fair value of interest warrants issued for payment of interest	—	437	437
Fair value of warrants issued pursuant to Celgene Collaboration and Option Agreement	—	3,796	3,796
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability to common stock	—	57	180
Conversion of 2012 Convertible Notes to common stock	—	231	231
Issuance of common stock and warrants for payment of interest	—	1,975	1,975

Supplemental disclosure of cash flow information:
Cash paid for interest, net of amounts capitalized	515	443	13,236
Cash paid for issuance costs classified as interest expense	830	698	1,528

(5)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2012 and 2013 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2012:
Assets:
Cash and cash equivalents	$7,536	$—	$—	$7,536

Liabilities: Derivative liability	$—	$—	$2,449	$2,449
Embedded derivative liability	—	—	276	276
Warrant liability	—	—	6,178	6,178
	$—	$—	$8,903	$8,903

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013:
Assets:
Cash and cash equivalents	$21,510	$—	$—	$21,510

Liabilities: Embedded derivative liability	$—	$—	$226	$226
Warrant liability	—	—	11,425	11,425
	$—	$—	$11,651	$11,651

The Company recorded a derivative liability relating to a call option issued to the holders of convertible notes issued in 2012 (the Call Option).  See Note 11 for further discussion of the call option derivative liability.  This derivative liability was measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  A reconciliation of the derivative liability is as follows (in thousands):

Call Option
Balance at January 1, 2012	$—
Issuance of derivative	3,181
Change in fair value of derivative liability	(732)
Balance at December 31, 2012	$2,449
Change in fair value of derivative liability	3,870
Exercise of Call Option	(6,319)
Balance at December 31, 2013	—

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

	2012 Notes	2013 Notes	Total
Balance at January 1, 2012	$—	$—	$—
Issuance of derivative	488	—	488
Change in fair value of derivative liability	(212)	—	(212)
Balance at December 31, 2012	$276	$—	$276
Issuance of derivative	—	732	732
Change in fair value of derivative liability	(175)	(607)	(782)
Balance at December 31, 2013	$101	$125	$226

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3). See Note 12 for further discussion of the warrant liability. A reconciliation of the warrant liability is as follows (in thousands):

	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants	Total
Balance at January 1, 2012	$2,511	$—	$—	$—	$—	$2,511
Issuance of warrants	—	4,944	—	—	—	4,944
Change in fair value of warrant liability	(133)	(1,144)	—	—	—	(1,277)
Balance at December 31, 2012	$2,378	$3,800	$—	$—	$—	$6,178
Issuance of warrants	—	—	9,404	3,796	437	13,637
Exercise of warrants	(15)	—	(42)	—	—	(57)
Change in fair value of warrant liability	(1,643)	(370)	(4,223)	(1,713)	(384)	(8,333)
Balance at December 31, 2013	$720	$3,430	$5,139	$2,083	$53	$11,425

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.  None of these assets were measured at fair value during the years ended December 31, 2012 or 2013.

(6)	Property and equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2013
Office and warehouse equipment	$323	$323
Computer equipment	978	1,003
Furniture and fixtures	524	524
Laboratory equipment	4,961	5,035
Leasehold improvements	6,898	6,908
	13,684	13,793
Less accumulated depreciation	(13,072)	(13,339)
	$612	$454
(7)	Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,
	2012	2013
Accrued compensation and benefits	$716	$757
Accrued consulting and professional fees	387	138
Accrued research and development	453	535
Accrued interest on convertible notes	373	843
Other	241	93
	$2,170	$2,366

(8)	Lease liability

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

The following table summarizes the activity related to the lease liability for the year ended December 31, 2012 and 2013 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at January 1, 2012	$828	$854	$1,682
Charges utilized	(239)	(548)	(787)
Additional charges to operations	89	76	165
Balance at December 31, 2012	678	382	1,060
Charges utilized	(248)	(505)	(753)
Additional charges to operations	70	595	665
Balance at December 31, 2013	500	472	972
Less current portion	(242)	(423)	(665)
Total long-term lease liability	$258	$49	$307

(9)	Debt

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

On April 2, 2013, the Company made an interest payment to the holders of the 2012 Convertible Notes by the issuance of 290,935 shares of common stock at a price of $0.65 per share.  Thus, the April 2, 2013 issuance of the shares was dilutive to the holders of the 2012 Convertible Notes and 2012 Warrants; therefore, the anti-dilution provisions were simultaneously triggered. The conversion price of the 2012 Convertible Notes was adjusted to $0.65 per share, the exercise price of the 2012 Warrants was adjusted to $0.65 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 60,973,081 shares.

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

In connection with the 2012 Financing, in October 2012, the Company amended the terms of the working capital note.  Retroactively, effective September 1, 2012, the maturity date for the working capital note was extended from January 1, 2014 to May 1, 2014.  The Company is now required to make monthly interest payments of approximately $40,000 through June 1, 2013 and monthly interest and principal payments of $0.4 million from July 1, 2013 through and including May 1, 2014.   Retroactively, effective September 1, 2012, the interest rate on the Horizon Loan was increased from 11.75% to 13.0% per annum.  As a result of the amendment, this refinancing was treated as a modification for accounting purposes.  The fees paid to the lender were amortized over the remaining term of the debt and any third party fees paid were expensed immediately.  In addition, the Company issued the lender ten-year warrants to purchase 1,138,785 shares of common stock and five-year warrants to purchase 569,392 shares of common stock in connection with the amendment.  See Note 12 for further discussion of the warrant liability.

Borrowings under the working capital note are secured by all of the Company’s assets, except for permitted liens that have priority, including liens on certain equipment acquired to secure the purchase price or lease obligation, as defined in the loan agreement.  In October 2012, the security was extended to include a lien on the Company’s intellectual property.

Total debt outstanding consists of the following (in thousands):
	December 31,
	2012	2013
Senior Secured 2012 Convertible Notes	$15,005	$14,634
Embedded derivative liability-2012 Notes	276	101
Senior Secured 2013 Convertible Notes	—	18,576
Embedded derivative liability-2013 Notes	—	125
Working Capital Note	3,660	1,382
Unamortized debt discount	(7,672)	(7,866)
	11,269	26,952
Less current portion	(1,786)	(1,329)
Total long-term debt and embedded derivative, net	$9,483	$25,623

The Company recorded interest expense of $3.0 million and $7.6 million for the year ended December 31, 2012 and 2013, respectively. Included in interest expense for the year ended December 31, 2013 is $1.5 million of issuance costs and amortization of deferred financing costs and debt discount related to the 2013 Financing, $3.3 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $2.8 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes.  In the third and fourth quarters of 2013, approximately $371,000 of the 2012 Convertible Notes were converted into 1,226,902 shares of our common stock.

Through the year ended December 31, 2013 the Company issued 2,575,631 Interest Shares and 1,057,944 Interest Warrants to satisfy $2.0 million in interest obligations for the 2012 Convertible Notes and 2013 Convertible Notes.  On January 2, 2014, we made an interest payment to the holders of the 2012 Convertible Notes and 2013 Convertible Notes by the issuance of 2,680,400 shares of common stock and warrants to purchase 1,159,631 shares of common stock for nominal consideration.  We issued the common stock and warrants to satisfy interest obligations of $0.9 million, which resulted in an effective issuance price of $0.22 per share which triggered certain dilution adjustments discussed in Note 17.

Principal payments due as of December 31, 2013 are as follows (in thousands):

2014	$1,382
2015	14,634
2016	18,576
34,592
Less embedded derivative and unamortized debt discount	(7,640)
$26,952
(10)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, and Scientific Advisory Board members.  As of December 31, 2013, the Company is authorized to issue 750,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company has covenanted that it will, at all times, take all action necessary to reserve and keep available out of its authorized but unissued shares of common stock sufficient to effect the exercise of outstanding stock options and warrants.

Registration Rights Agreements

In connection with the 2013 Financing and the Celgene Collaboration and Option Agreement, we entered into a Registration Rights Agreement (the 2013 Registration Rights Agreement) with the 2013 investors and Celgene.  The 2013 Registration Rights Agreement provided that, within 30 days of the closing of the 2013 Financing, we would file a “resale” registration statement (the Registration Statement) covering up to the maximum number of shares underlying the 2013 Notes, 2013 Warrants and the Celgene Warrants that we were able to register pursuant to applicable Securities and Exchange Commission (SEC) limitations.  We filed the Registration Statement on July 26, 2013 and it was declared effective by the SEC on September 18, 2013.  Under the terms of the 2013 Registration Rights Agreement, we are obligated to maintain the effectiveness of the Registration Statement until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

In connection with the private placement we completed in October 2012 (the 2012 Financing), we entered into a registration rights agreement, which has since been amended, with the investors in the 2012 Financing (as amended, the 2012 Registration Rights Agreement).  The 2012 Registration Rights Agreement provided that, within 30 days of the closing of the 2012 Financing, we would file a “resale” registration statement covering up to the maximum number of shares of common stock issuable upon (i) the conversion of the senior secured convertible notes that were issued in the 2012 Financing and (ii) the exercise of the warrants issued in the 2012 Financing.  We filed the registration statement on November 5, 2012 and it was declared effective by the SEC on March 28, 2013.  Under the terms of the 2012 Registration Rights Agreement, we are obligated to maintain the effectiveness of the registration statements until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

In connection with the private placement we completed in March 2011 (the 2011 Financing), we entered into a registration rights agreement with the investors in the 2011 Financing (the 2011 Registration Rights Agreement).  The 2011 Registration Rights Agreement provided that, within 45 days of the closing of the 2011 Financing, we would file a “resale” registration statement covering all of the shares (i) of common stock issued in the 2011 Financing and (ii) of common stock issuable upon the exercise of warrants issued in the 2011 Financing.  We filed the registration statement on April 18, 2011 and it was declared effective on May 16, 2011.  Under the terms of the 2011 Registration Rights Agreement, we are obligated to maintain the effectiveness of the registration statements until all securities therein are sold or otherwise can be sold without registration and without any restrictions.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of December 31, 2013.

2013 Agreements with Celgene

On June 28, 2013, the Company entered into a Collaboration and Option Agreement with the Celgene Companies, pursuant to which the Celgene Companies paid $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock; (ii) a Right of First Negotiation Agreement (ROFN Agreement) to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement in which the Company agreed to limit development of its Esophagus Program to activities under the Collaboration and Option Agreement and in which the Company also granted to Celgene the option to acquire the rights to its Esophagus Program for 125% of the value of the program, as determined by independent valuation firms (the Option).  The Esophagus Program is the Company’s autologous neo-esophageal implants, which use certain of its intellectual property and a scientific platform relating to the potential creation of new human tissues and organs using autologous cells. The Collaboration and Option Agreement will expire June 28, 2020, unless earlier terminated in connection with a change of control transaction.

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

 The Company estimated the fair value of the warrants issued to Celgene to be $3.8 million as of the date of issuance and recorded a warrant liability in that amount.  See Note 12 for further discussion of the warrant liability. The Company determined that the Collaboration and Option Agreement did not represent a revenue arrangement because the Company has no substantive performance obligations under the agreement.  The Company evaluated the terms of the Option and determined that it had de minimis value because the option exercise price is at a 25% premium to the fair value of the rights as determined by independent valuation firms at the time of exercise of the option.  The Company evaluated the terms of the ROFN Agreement and determined it had de minimis value because the rights of Celgene are limited to an exclusive negotiating period of a short duration.  As a result, none of the proceeds received from Celgene were allocated to the Option or the ROFN Agreement.  Therefore, given the factors noted above as well as Celgene’s ownership position in the Company prior to execution of the Collaboration and Option Agreement and ROFN Agreement, all of the residual proceeds of $10.9 million were credited to Additional Paid-in Capital, net of transaction fees.

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

The Company also accounted for the Call Option issued in connection with the 2012 Financing in accordance with ASC 815, as this instrument was considered a free-standing financial instrument that met the criteria of a derivative under the guidance.  The change in fair value as of each reporting date was recorded on the Statement of Operations and Comprehensive Loss.  On June 28, 2013, $18,576,000 of the Call Option was exercised in connection with the 2013 Financing.  The remaining $1,424,000 unexercised portion of the Call Option expired on June 30, 2013.

On October 2, 2012, the Company issued the 2012 Convertible Notes as discussed in Note 9 and classified the fair value of the Conversion Option and Call Option as a derivative liability. The Company will continue to re-measure their fair values at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The fair value of the Conversion Options and Call Option as of December 31, 2012 and the Conversion Options as of December 31, 2013, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Options and Call Option is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. In performing the valuation of the Conversion Options and Call Option, the Company believed the common stock price had not fully adjusted for the potential future dilution from this private placement. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.02 per share as of December 31, 2012 and December 31, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011, 2012 and 2013. Changes in these assumptions can materially affect the fair value estimate.

The following table summarizes the calculated aggregate fair values using a risk-neutral framework within a Monte Carlo analysis of the Conversion Options as of the dates indicated along with assumptions utilized in each calculation.

	Embedded Derivative Liability
	Conversion Option-2012 Notes		Conversion Option-2013 Notes
	December 31, 2012	December 31, 2013	June 30, 2013	December 31, 2013
Calculated aggregate value (in thousands)	$276	$101	$732	$125
Equity volatility	115%	120%	120%	120%
Asset volatility	90%	95%	90%	95%
Probability of Fundamental Transaction or Major Transaction	100%	100%	100%	100%
Weighted average risk-free interest rate	0.3%	0.2%	0.3%	0.2%
Dividend yield	None	None	None	None

(12)	Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement.  Stock warrants are accounted for as derivative liabilities if the stock warrants allow for cash settlement or provide for modification of the warrant exercise price in the event that subsequent sales of common stock are at a lower price per share than the then-current warrant exercise price.  The Company classifies derivative warrant liabilities on the balance sheet as a current liability, which is measured to fair value at each balance sheet date subsequent to the initial issuance of the stock warrant.

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	December 31,	December 31,	Weighted Average Exercise
	2012	2013	Price	Expiration
Equity-classified warrants
Issued to lenders and vendors	18,514	18,375	$158.24	March 2014 through September 2019
	18,514	18,375

Liability-classified warrants
2013 Interest Warrants	—	1,057,944	$0.001	July through October 2023
2013 Warrants	—	191,213,801	$0.29	June 2018 through June 2023
2013 Celgene Warrants	—	77,586,207	$0.29	June 2018 through June 2023
2012 Warrants (1)	52,843,337	136,663,804	$0.29	October 2014 through October 2022
2011 Warrants (2)	27,388,851	74,761,830	$0.40	March 2016
	80,232,188	481,283,586
Total	80,250,702	481,301,961
(1)As of December 31, 2012 the 2012 Warrants had an exercise price of $0.75 per share. (2)As of December 31, 2012 the 2011 Warrants had an exercise price of $1.10 per share.

2012 Warrants, 2013 Warrants and 2013 Celgene Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the 2012 Convertible Notes.  The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement.  The Company valued the 2012 Warrants as derivative financial instruments as of the date of issuance and will record their changes in fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.  On April 2, 2013, the conversion price of the 2012 Convertible Notes was adjusted to $0.65 per share, the exercise price of the 2012 Warrants was adjusted to $0.65 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 60,973,081 shares.  On July 1, 2013, we made an interest payment to the holders of the 2012 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration.  The July 1, 2013 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2012 Warrants, the 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered.  The exercise price of the 2012 Warrants was adjusted to $0.29 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 136,663,804 shares.

On June 28, 2013, as part of the 2013 Financing, the Company issued the 2013 Warrants to holders of the 2013 Convertible Notes.  The 2013 Warrants were initially exercisable at an exercise price of $0.69 per share subject to certain adjustments as specified in the warrant agreement.  In addition, on June 28, 2013, the Company entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid the Company $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock (the Celgene Warrants); (ii) a right of first negotiation to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement.  The Celgene Warrants were initially exercisable at an exercise price of $1.01 per share.   The Company valued the 2013 Warrants and the Celgene Warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.  On July 1, 2013, we made an interest payment to the holders of the 2012 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration.  The July 1, 2013 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2012 Warrants, the 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered.  The exercise price of the 2013 Warrants was adjusted to $0.29 per share, and the number of shares issuable upon exercise of the 2013 Warrants was increased to 192,165,525 shares.

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

The fair value of the 2012, 2013 Warrants and 2013 Celgene Warrants as of December 31, 2012 and December 31, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction. In addition, the following inputs were used in the valuation model: assumptions regarding the aggregate value of the Company’s debt and equity instruments, the amounts and dates of future debt financing transaction, and the historical and prospective volatility in the value of the Company’s debt and equity instruments. The Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.02 per share as of December 31, 2012 and December 31, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011, 2012, 2013 Warrants and 2013 Celgene Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to classify the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction.  Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement.  The Company classified the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will record the changes in their fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.  On December 31, 2012, the Company commenced an offer to the holders of 2011 Warrants to amend and restate the 2011 Warrants.  Following execution by the holders of the Exchange Agreements and receipt of the Amended and Restated 2011 Warrants, such holders had the right in the aggregate to purchase 27,388,851 shares of common stock at an exercise price of $1.10. On July 1, 2013, the exercise price of the 2011 Warrants was adjusted from $1.10 to $0.40 per share, and the number of shares issuable upon exercise of the 2011 Warrants was increased to 74,851,830 shares.

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

The fair value of the 2011 Warrants as of December 31, 2012 and December 31, 2013 was determined using a risk-neutral framework within a Monte Carlo analysis to model the impact of potential modifications to the warrant exercise price and to include the probability of a Fundamental Transaction into the calculation of fair value. The valuation of warrants is subjective and is affected by changes in inputs to the valuation model including the price per share of the Company’s common stock; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions and, the historical volatility of the stock prices of the Company’s common stock; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

In connection with the valuation performed on the 2011 Warrants, the Company believed the common stock price had not fully adjusted for the potential future dilution from the 2012 and 2013 Financings due to the trading restrictions on the unregistered shares of common stock issued and issuable from the conversion of debt and warrants, the uncertainty of the Company's outcome on its research programs, and the anti-dilution adjustment features of the warrants. Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.04 per share and $0.02 per share as of December 31, 2012 and December 31, 2013, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of the 2011, 2012 and 2013 Warrants. Changes in these assumptions can materially affect the fair value estimate. The Company will continue to record the fair value of the warrants as a liability until the warrants are exercised, expire, or are amended in a way that would no longer require these warrants to be classified as a liability.

2013 Interest Warrants

On July 1, 2013 and October 1, 2013, the Company issued warrants to purchase 537,837 and 520,107 shares of common stock, respectively (Interest Warrants) to certain of the 2012 and 2013 Investors as interest payments on the 2012 and 2013 Convertible Notes. The Interest Warrants were issued in lieu of shares of common stock that would have brought certain of the 2012 Investors above the 9.985% ownership limitation established pursuant to the October 2012 Financing and June 2013 Financing.  The warrants have an exercise price of $0.001 and have a ten-year term.  The Company valued the Interest Warrants as derivative financial instruments as of the date of issuance and will record their changes in fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss.

The following table summarizes the calculated aggregate fair values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of December 31, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands)	$720	$3,430	$5,139	$2,083	$53
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	$0.001
Equity volatility	120%	120%	120%	120%	120%
Asset volatility	95%	95%	95%	95%	95%
Probability of Fundamental Transaction	100%	100%	100%	100%	100%
Weighted average risk-free interest rate	0.2%	0.2%	0.2%	0.2%	0.2%

The following table summarizes the calculated aggregate fair values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of
	December 31, 2012		June 30, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants

Calculated aggregate value (in thousands)	$2,378	$3,800	$9,404	$3,390
Exercise price per share of warrant	$1.10	$0.75	$0.76	$0.76
Equity volatility	115%	115%	120%	120%
Asset volatility	90%	90%	90%	90%
Probability of Fundamental Transaction	100%	100%	100%	100%
Weighted average risk-free interest rate	0.3%	0.3%	0.3%	0.3%

The following table summarizes the calculated net cash settlement values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Net cash settlement as of December 31, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands) (1)	$8,076	$26,004	$38,238	$15,503	—
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	—
Closing price per share of warrant	$0.25	$0.24 (2)	$0.24 (2)	$0.24 (2)	—
Equity volatility (3)	100%	99%	99%	99%	—
Expected term (years)	2.2	7.0	7.8	7.8	—
Weighted average risk-free interest rate	0.5%	2.2%	2.5%	2.5%	—
Dividend yield	None	None	None	None	—

(1)	Represents the net cash settlement value of the warrant as of December 31, 2013, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.
(2)	Represents the five-day Company stock VWAP used to calculate the net cash settlement value as of December 31, 2013.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of December 31, 2013 based on the terms of the warrant agreement.

During the year ended December 31, 2012 and 2013, the Company recorded non-operating income of $1.3 million and $8.3 million, respectively, due to a change in the estimated fair value of these warrants.

260,000 warrants were exercised on a cash basis during the year ended December 31, 2013, which resulted in receipts of $0.2 million and the issuance of 260,000 shares of common stock.  In addition, 951,724 warrants were exercised on a cashless basis during the year ended December 31, 2013, which resulted in the issuance of 317,387 shares of common stock.

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

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of December 31, 2013, 155,246 shares of common stock were available for future grants under the 2010 Plan.

Stock Options

The following table summarizes stock option activity under the Plans:
	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2011	174,872	$16.76
Granted	87,184	$5.66
Exercised	(2,432)	$4.40
Forfeited	(25,159)	$20.45
Outstanding at December 31, 2012	234,465	$12.37
Granted	—	—
Exercised	—	—
Forfeited	(3,740)	$17.68
Outstanding at December 31, 2013	230,725	$12.28	7.5	$—

Vested and expected to vest at December 31, 2013	221,246	$12.49	7.5	$—

Exercisable at December 31, 2013	137,559	$15.43	7.2	$—

During 2012, the Company issued options to purchase 87,184 shares of common stock, respectively, to employees and non-employee directors under the Plans.  The per-share weighted-average fair value of the options granted to employees during 2012 was estimated at $5.66 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2012	2013

Volatility	84%	Not applicable
Expected term	6.0 years	Not applicable
Risk-free interest rate	1.1%	Not applicable
Dividend yield	None	Not applicable

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the years ended December 31, 2012 and 2013 was $0.4 million and $0.4 million, respectively.  As of December 31, 2013, there was $0.4 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee stock options and remaining incremental expense associated with the modification of stock options and no unrecognized compensation expense related to non-vested non-employee director stock options.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized based on the period in which the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:
	Number of shares	Weighted- average grant date fair value
Nonvested at December 31, 2011	13,988	$24.20
Granted	67,863	$6.00
Vested	(5,047)	$24.20
Forfeited	(2,432)	$17.36
Nonvested at December 31, 2012	74,372	$7.81
Granted	—	—
Vested	(19,221)	$8.35
Forfeited	(430)	$13.36
Nonvested at December 31, 2013	54,721	$7.59

Total stock-based compensation expense for restricted stock was $0.2 million and $0.1 million for the years ended December 31, 2012 and 2013, respectively.  As of December 31, 2013, there was $0.2 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted- average period of 2.0 years.

(14)	Employee Benefit Plan

The Company maintains a defined contribution 401(k) plan (the 401(k) Plan) for the benefit of its employees.  Employee contributions are voluntary and are determined on an individual basis, limited by the maximum amounts allowable under federal tax regulations.  As of December 31, 2013, the Company has not elected to match any of the employee’s contributions to the 401(k) Plan.

(15)	Commitments and Contingencies

(a)           Leases and Letters of Credit

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 9, rent expense under these operating leases was $0.2 million and $0.2 million for each of the years ended December 31, 2012 and 2013, respectively.

The following table summarizes future minimum lease payments as of December 31, 2013 (in thousands):

2014	$971
2015	1,079
2016	277
Total minimum lease payments (1)	$2,327

(1) The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 9 related to the Company’s lease liability.

Effective March 2011, the lease agreement for the Company’s facility in East Norriton, Pennsylvania requires us to provide a $1.0 million security deposit and $1.2 million restoration deposit to the landlord, which is recorded as a non-current other asset on our balance sheet as of December 31, 2012 and 2013.  At the end of the lease term, the landlord has the right to require us to utilize the $1.2 million restoration deposit to restore the facility to its original condition.

In May 2011, the Company exercised the first five-year renewal option under its lease for laboratory space in Winston-Salem, North Carolina.  The amended lease extends the lease term to October 2016 and provides for payments of average annual base rent of approximately $0.2 million commencing in October 2011.

(b)	License and Research Agreements

In 2003, a license agreement was executed with Children’s Medical Center Corporation (CMCC), whereby CMCC granted the Company a license to utilize certain patent rights.  In accordance with the license agreement, the Company paid an initial license fee of $0.2 million, which was recorded as research and development expense.  Additionally, the license agreement requires the Company to reimburse CMCC for patent costs related to the underlying licensed rights.  In fiscal 2012, fiscal 2013, and for the period from July 10, 2003 (inception) through December 31, 2013, the Company recorded $0.1 million, $0.1 million, and $2.5 million, respectively, related to the reimbursement of such patent costs as general and administrative expenses in the accompanying statements of operations.

The Company is obligated to make payments to CMCC upon the occurrence of various development and sales milestones.  During the fourth quarter of 2006, the Company achieved two of its development milestones for the first licensed product launched, as defined in the agreement, and paid $0.4 million, which was recorded as research and development expense for the year ended December 31, 2006.  No further milestone payments have been made.   In the second quarter of 2013 the Company achieved a development milestone and recorded $0.1 million as research and development expense, which is included in the accrued expenses on the balance sheet as of December 31, 2013.   If the Company develops and obtains regulatory approval of a licensed product in each of the four subfields covered under the license, it will be required to pay CMCC milestones aggregating approximately $6.9 million, which includes $0.4 million paid to date.  Also, if cumulative net sales of all licensed products reach a certain level, the Company will be required to make a one-time sales milestone payment of $2.0 million.  The timing and likelihood of such milestone payments are not currently known to the Company.  A portion of the milestone payments the Company makes will be credited against its future royalty payments.  The Company must pay CMCC royalties in the mid-single digit range based on net sales of licensed products as defined in the agreement by the Company, its affiliates and its sublicensees, which royalties will be reduced for certain amounts the Company is required to pay to license patents or intellectual property from third parties and under certain circumstances if there is a competing product.  No royalties will be payable with respect to sales of licensed products in countries where there is no valid patent claim, unless the Company advised CMCC not to file for patent protection in that country and later chose to market and sell licensed products in such country.  The license agreement, and the Company’s obligation to pay royalties, terminates on the later of the expiration, on a country-by-country basis, of the last patent right and October 2018.

In January 2006 the Company entered into a license agreement with Wake Forest University Health Sciences (WFUHS), which was amended in May 2007, for the license of certain of WFUHS’s intellectual property rights.  Under the license agreement, the Company issued WFUHS a warrant to purchase 320 shares of the Company’s common stock through January 1, 2016 at an exercise price of $23.20 per share and is required to pay WFUHS a percentage of certain consideration received from a sublicensee.  While the Company is not required to pay any development milestones under the license, the Company is required to pay certain license maintenance fees with respect to each product covered by new development patents, commencing two years after the Company initiates the first animal study conducted under cGLP, with respect to such product.  These license maintenance fees, which are in the low six figure range with respect to each product, will be creditable against royalties the Company is obligated to pay to WFUHS for such product.  In addition, the Company is required to pay WFUHS royalties in the low- to mid-single digit range based on net sales of licensed products in all countries, with anti-stacking rights to offset royalties owed to third parties against the royalties owed to WFUHS, down to a floor of 50% of the rates that would otherwise be owed to WFUHS (except that such anti-stacking relief does not apply to royalties owed under the CMCC license).  In addition to royalties, the Company is required to pay to WFUHS 4% of any non-royalty consideration received from any third party sublicensees.  With respect to any product covered by an improvement patent, the Company’s obligation to pay royalties to WFUHS terminates upon the later of the expiration, on a product-by-product basis, of the last to expire patent covering such product and the date that is 15 years from the first commercial sale of such product, provided that no such royalty is payable more than seven years after expiration of the last-to-expire patent covering such product.

(16)	Income Taxes

A reconciliation of the statutory U.S. federal rate to the Company’s effective tax rate is as follows:

	2012	2013
Percent of pre-tax income:
U.S. federal statutory income tax rate	(34.0)	(34.0)
State taxes, net of federal benefit	(4.6)	(3.9)
Interest expense –revaluation of warrants	(2.4)	(14.9)
Convertible debt conversion feature	1.9	5.6
Convertible debt discount amortization	(2.0)	6.2
Other	1.5	4.8
Valuation allowance	39.6	36.2
Effective income tax expense rate	—	—

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets were as follows (in thousands):

	December 31,
	2012	2013
Net operating loss carryforwards	$61,522	$64,659
Research and development credits	5,636	5,950
Depreciation and amortization	5,040	5,056
Capitalized start-up costs	16,453	19,620
Other temporary differences	1,340	1,376
Gross deferred tax asset	89,991	96,661
Deferred tax assets valuation allowance	(89,991)	(96,661)
	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible.  Due to the Company’s history of losses, the deferred tax assets are fully offset by a valuation allowance at December 31, 2012 and 2013.  The valuation allowance in 2012 increased by $5.8 million over 2011 and the valuation allowance in 2013 increased by $6.7 million over 2012, related primarily to additional net operating losses incurred by the Company and additional capitalized start-up expenses.

The Company moved its corporate headquarters to its leased facility in Winston-Salem, North Carolina during the first quarter of 2012.   As a result of differences in effective tax rates in North Carolina versus Pennsylvania, the deferred effective state tax rate was reduced.  As the Company has a full valuation allowance on its deferred taxes, there is no impact related to the change in the effective state tax rate on the balance sheet and statement of operations.   The Company is updating its forecasted effective state tax rate to consider this impact on its deferred taxes and will continue to monitor and update the rate as necessary.  Additionally, the Company has approximately $8.4 million of deferred tax asset related to Pennsylvania net operating loss carryforwards.  The ultimate use of this deferred tax asset may be impacted by the size of operations remaining in Pennsylvania in the future.  This deferred tax asset is currently offset by a full valuation allowance.

As of December 31, 2012 and 2013, approximately $42.7 million and $51.8 million, respectively, of the Company’s expenses had been capitalized for tax purposes as start-up costs.  For tax purposes, capitalized start-up costs will be amortized over fifteen years beginning when the Company commences operations, as defined under the Internal Revenue Code.

The following table summarizes carryforwards of net operating losses and tax credits as of December 31, 2013 (in thousands).

	Amount	Expiration
Federal net operating losses	$159,413	2024 to 2033
State net operating losses	172,587	2019 to 2033
Research and development credits	5,950	2024 to 2033

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

(17)	Subsequent Events

During January 1, 2014 through March 19, 2014, approximately $1.9 million of the 2012 and 2013 Convertible Notes, were converted into an aggregate of 8,778,955 shares of the Company's common stock.

On February 24, 2014, a special meeting of the shareholders was held to approve an amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 750,000,000 to 10,000,000,000 shares.

On January 2, 2014, the Company made an interest payment to the holders of the 2012 and 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, the 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The conversion price of the 2012 and 2013 Convertible Notes was adjusted to $0.22 per share. The adjustments to the exercise price and the number of shares issuable upon exercise of the Warrants was as follows:
	January 2, 2014	Exercise price
2013 Warrants	253,309,106	$0.22
2013 Celgene Warrants	102,272,727	$0.22
2012 Warrants	180,147,740	$0.22
2011 Warrants	99,682,445	$0.30

Exhibit Index

Exhibit No.	Description

3.1
Fourth Amended and Restated Certificate of Incorporation of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).

3.2
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on June 5, 2012).

3.3
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on November 29, 2012).

3.4
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on February 26, 2014).

3.5	Second Amended and Restated Bylaws of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 18, 2013).

4.1	Form of Senior Secured Convertible Note dated June 28, 2013 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed July 5, 2013).

4.2	Form of Warrant issued to various investors June 28, 2013 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed July 5, 2013).

4.3	Form of Warrant issued to Celgene Corporation June 28, 2013 (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed July 5, 2013).

4.4	Form of Interest Warrant to Purchase Common Stock of Tengion, Inc. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on February 14, 2013).

4.5	Form of Amended and Restated Warrant issued in exchange for the 2011 Warrants (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on January 7, 2013).

4.6	Form of Senior Secured Convertible Note dated October 2, 2012 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed October 4, 2012).

4.7	Form of Warrant issued October 2, 2012 (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed October 4, 2012).

4.8
Amended and Restated Secured Promissory Note issued as of September 1, 2012 to Horizon Credit II LLC (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed October 4, 2012).

4.9
Form of Tengion, Inc.’s Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).

4.10
Second Amended and Restated Investor Rights Agreement by and among the investors listed therein and Tengion, Inc., dated as of September 24, 2007 (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form S-1 filed on December 24, 2009 (Registration No. 333-164011)).

4.11
Amendment No. 1 to Second Amended and Restated Investor Rights Agreement by and among the investors listed therein and Tengion, Inc., dated as of October 15, 2008 (Incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-1 filed on December 24, 2009 (Registration No. 333-164011)).

4.12
Registration Rights Agreement by and among the investors party thereto and Tengion, Inc., dated as of March 4, 2011 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 1, 2011).

Exhibit No.	Description

4.13
Form of Preferred Stock Warrant by and between Oxford Finance Corporation and Tengion, Inc. (Incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-1 filed on December 24, 2009 (Registration No. 333-164011)).

4.14
Form of Preferred Stock Warrant by and between Horizon Funding Company II LLC and Tengion, Inc. (Incorporated by reference to Exhibit 4.5 to our Registration Statement on Form S-1 filed on December 24, 2009 (Registration No. 333-164011)).

4.15
Stock Subscription Warrant issued to APCO Worldwide Inc., dated September 1, 2005 (Incorporated by reference to Exhibit 4.6 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

4.16	Form of Warrant to Purchase Common Stock, dated as of March 4, 2011 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 1, 2011).
4.17	Form of Amended and Restated Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 7, 2013).
4.18
Warrant to Purchase Common Stock issued to Horizon Technology Finance Corporation, dated March 14, 2011 (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on March 16, 2011).

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

10.9
Form of Amendment Agreement to the 2012 Warrants and 2012 Notes by and between Tengion, Inc. and each investor in the 2012 Financing (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 14, 2013).

10.10
Third Amendment Agreement to the Registration Rights Agreement and Facility Agreement by Tengion, Inc. and the other signatories thereto, dated February 14, 2013 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 14, 2013).

10.11
Second Consent and Amendment Agreement between Tengion, Inc. and the investors party thereto, dated January 30, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 4, 2013).

10.12
Consent and Amendment Agreement by and between Tengion, Inc. and the investors party thereto, dated December 31, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2013).

10.13
Securities Purchase Agreement by and between Tengion, Inc. and the investors party thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed October 4, 2012).

10.14
Facility Agreement by and between Tengion, Inc. and the lenders party thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed October 4, 2012).

10.15
Security Agreement by and between Tengion, Inc. and the secured parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed October 4, 2012).

10.16	Tengion Inc. Amended and Restated Management Severance Pay Plan (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed March 20, 2012).#

10.17
Registration Rights Agreement by and between Tengion, Inc. and the parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on October 4, 2012).

10.18
Escrow Agreement by and between Tengion, Inc., Ballard Spahr LLP as escrow agent, and the parties thereto, dated October 2, 2012 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed on October 4, 2012).

10.19
Right of First Negotiation Agreement by and between Tengion, Inc. and Celgene Corporation, dated October 2, 2012 (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed on October 4, 2012).

10.20
First Amendment of Venture Loan and Security Agreement by and between Tengion, Inc., Horizon Credit II LLC and Horizon Technology Finance Corporation, dated October 2, 2012 (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed on October 4, 2012).

10.21	Joinder Agreement by and between Tengion, Inc. and Horizon Credit II LLC, dated October 2, 2012 (Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed on October 4, 2012).
10.22	Termination Agreement by and between Tengion, Inc. and Medtronic, Inc., dated October 2, 2012 (Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K filed on October 4, 2012).
10.23
Amended Employment Agreement by and between Tengion, Inc. and John L. Miclot, dated January 20, 2012 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012).

10.24
Lease Agreement by and between 3929 Westpoint Industrial, LLC and Tengion, Inc., dated as of June 8, 2005 (Incorporated by reference to Exhibit 10.1 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.25
First Amendment to Lease by and among Fawn Industrial LLC and 1881 Industrial LLC, successors in interest to 3929 Westpoint Industrial, LLC and together as Landlord, and Tengion, Inc., dated as of March 15, 2007 (Incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-1 filed on December 24, 2009 (Registration No. 333-164011)).

10.26
Lease Agreement by and between Norriton Business Campus, L.P. and Tengion, Inc., dated as of February 1, 2006, as amended (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-1 filed on December 24, 2009 (Registration No. 333-164011)).

10.27
Amended and Restated Tengion, Inc. 2004 Stock Incentive Plan, Form Notice of Stock Option Grant and Stock Option Agreement (Incorporated by reference to Exhibit 10.5 to Amendment No. 2 to our Registration Statement on Form S-1 filed on February 24, 2010 (Registration No. 333-164011)).#

10.28
2010 Stock Option and Incentive Plan, Form of Incentive Stock Option Agreement, Form of Non-Qualified Stock Option Agreement and Form of Restricted Stock Award Agreement (Incorporated by reference to Exhibit 10.34 to Amendment No. 2 to our Registration Statement on Form S-1 filed on February 24, 2010 (Registration No. 333-164011)).#

10.29
Exclusive License Agreement by and between Children’s Medical Center Corporation and Tengion, Inc., dated as of October 10, 2003 (Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).*

10.30
Tengion, Inc. Non-Employee Director Compensation Policy (Incorporated by reference to Exhibit 10.36 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).#

10.31
License Agreement by and between Tengion, Inc. and Wake Forest University Health Sciences, effective as of January 1, 2006 (Incorporated by reference to Exhibit 10.7 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).*

10.32
License Agreement Amendment No. 1 by and between Tengion, Inc. and Wake Forest University Health Sciences, dated as of May 3, 2007 (Incorporated by reference to Exhibit 10.8 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).*

10.33
Venture Loan and Security Agreement by and between Horizon Technology Finance Corporation and Tengion, Inc., dated as of March 14, 2011 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 16, 2011).

10.34
Offer Letter by and between Tim Bertram and Tengion, Inc., dated July 28, 2004 (Incorporated by reference to Exhibit 10.24 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).#

10.35
Offer Letter Amendment by and between Tim Bertram and Tengion, Inc., dated as of December 22, 2008 (Incorporated by reference to Exhibit 10.26 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).#

10.36
Restricted Stock Purchase Agreement by and between Tengion, Inc. and Tim Bertram, dated as of August 16, 2004 (Incorporated by reference to Exhibit 10.27 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.37
Restricted Stock Purchase Agreement by and between Tengion, Inc. and Tim Bertram, dated as of July 28, 2004 (Incorporated by reference to Exhibit 10.28 to Amendment No. 1 to our Registration Statement on Form S-1 filed on January 29, 2010 (Registration No. 333-164011)).

10.38
Offer Letter by and between A. Brian Davis and Tengion, Inc., dated as of July 29, 2010 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).#

10.39
Amendment No. 1 to Offer Letter by and between A. Brian Davis and Tengion, Inc., dated March 26, 2013 (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2013).#

10.40	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to Amendment No. 3 to our Registration Statement on Form S-1 filed on March 17, 2010 (Registration No. 333-164011)).
10.41
Second Amendment to Lease, dated May 23, 2011, by and between Fawn Industrial, LLC, 1881 Industrial LLC and Tengion, Inc. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2011).

10.42
Form of Securities Purchase Agreement, by and between Tengion, Inc. and the purchasers thereto, dated March 1, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 1, 2011)

10.43	Celgene Corporation Waiver, dated September 26, 2013 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2013)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page).
31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets, (ii) Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the Statements of Operations, (iv) the Statements of Cash Flows, and (v) Notes to Financial Statements.**

________________
*	Confidential status has been granted for certain portions thereof pursuant to a Commission Order granted April 9, 2010. Such provisions have been filed separately with the Commission.
**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of this registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Indicates a management contract or any compensatory plan, contract or arrangement.