Form 10-Q
period 2014-03-31
TENGION INC
filed 2014-05-15
CIK 1296391

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 12, 2014, there were 21,846,991 shares of the registrant’s common stock outstanding.

TENGION, INC.
(A Development-Stage Company)
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

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

i

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TENGION, INC.
(A Development-Stage Company)

Balance Sheets
(in thousands, except per share data)
(unaudited)

	December 31,	March 31,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,510	$15,366
Prepaid expenses and other	334	295
Total current assets	21,844	15,661
Property and equipment, net of accumulated depreciation of $13,339 and $13,388 as of December 31, 2013 and March 31, 2014, respectively	454	463
Other assets	3,426	3,217
Total assets	$25,724	$19,341

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $52 and $13 as of December 31, 2013 and March 31, 2014, respectively	$1,329	$338
Current portion of lease liability	665	670
Accounts payable	853	799
Accrued expenses	2,366	1,589
Warrant liability	11,425	35,915
Total current liabilities	16,638	39,311
Long-term debt and embedded derivative, net of debt discount of $7,814 and $6,525 as of December 31, 2013 and March 31, 2014, respectively	25,623	28,669
Lease liability	307	248
Other liabilities	12	12
Total liabilities	42,580	68,240
Commitments and contingencies (Note 14)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2013 and March 31, 2014	—	—
Common stock, $0.001 par value; 750,000 shares and 10,000,000 shares authorized at December 31, 2013 and March 31, 2014, respectively; 6,822 and 18,235 shares issued and outstanding at December 31, 2013 and March 31, 2014, respectively	7	18
Additional paid-in capital	249,237	251,441
Deficit accumulated during the development stage	(266,100)	(300,358)
Total stockholders’ deficit	(16,856)	(48,899)
Total liabilities and stockholders’ deficit	$25,724	$19,341

The accompanying notes are an integral part of these financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31, 2014
	2013	2014

Revenue	$—	$—	$—

Operating expenses:
Research and development	2,180	2,484	139,924
General and administrative	1,850	1,723	55,407
Depreciation	83	49	23,924
Impairment of property and equipment	—	—	7,371
Other expense, net	30	153	2,578
Total operating expenses	4,143	4,409	229,204

Loss from operations	(4,143)	(4,409)	(229,204)
Interest income	5	9	8,595
Interest expense	(1,427)	(1,964)	(27,432)
Change in fair value of embedded derivative and derivative liability	(334)	(3,661)	(5,805)
Change in fair value of warrant liability	125	(24,233)	1,875

Net loss	$(5,774)	$(34,258)	$(251,971)

Other comprehensive loss	—	—	—

Comprehensive loss	$(5,774)	$(34,258)	$(251,971)

Basic and diluted net loss per share	$(2.11)	$(1.91)

Weighted-average common stock outstanding – basic and diluted	2,734	$17,946

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
(in thousands, except per share data)
(unaudited)

			Stockholders’ equity (deficit)
					Additional paid-in capital	Deferred compensation	Deficit accumulated during the development stage
	Redeemable convertible preferred stock		Common stock					Total
	Shares	Amount	Shares	Amount

Balance, December 31, 2007	70,161	$140,751	68	$1	$1,262	$—	$(83,539)	$(82,276)
Issuance of Series C Redeemable Convertible Preferred stock at $1.82 per share, net of expenses	11,793	21,352	—	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	—	—	28	—	—	28
Repurchased vested restricted stock	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,317	—	—	1,317
Accretion of redeemable convertible preferred stock to redemption value	—	11,754	—	—	—	—	(11,754)	(11,754)
Net loss	—	—	—	—	—	—	(42,393)	(42,393)
Balance, December 31, 2008	81,954	173,857	68	1	2,607	—	(137,686)	(135,078)
Issuance of common stock upon exercise of options	—	—	2	—	54	—	—	54
Stock-based compensation expense	—	—	—	—	855	—	—	855
Accretion of redeemable convertible preferred stock to redemption value	—	14,059	—	—	—	—	(14,059)	(14,059)
Net loss	—	—	—	—	—	—	(29,845)	(29,845)
Balance, December 31, 2009	81,954	187,916	70	1	3,516	—	(181,590)	(178,073)
Issuance of common stock upon exercise of options	—	—	3	—	14	—	—	14
Accretion of redeemable convertible preferred stock to redemption value	—	3,993	—	—	—	—	(3,993)	(3,993)
Conversion of preferred stock to common stock	(81,954)	(191,909)	566	—	191,909	—	—	191,909
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	123	—	—	123
Proceeds from initial public offering, net of expenses	—	—	600	—	25,727	—	—	25,727
Stock-based compensation expense	—	—	—	—	953	—	—	953
Net loss	—	—	—	—	—	—	(25,600)	(25,600)
Balance, December 31, 2010	—	—	1,239	1	222,242	—	(211,183)	11,060
Proceeds from equity financing, net of expenses	—	—	1,108	1	28,940	—	—	28,941
Issuance of warrants to purchase common stock issued in connection with equity financing	—	—	—	—	(16,947)	—	—	(16,947)
Issuance of common stock upon exercise of options	—	—	18	—	83	—	—	83
Issuance of restricted stock to employees	—	—	31	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(15)	—	—	—	—	—
Issuance of warrants to purchase common stock in connection with debt financing	—	—	—	—	105	—	—	105
Stock-based compensation expense	—	—	—	—	834	—	—	834
Net loss	—	—	—	—	—	—	(19,061)	(19,061)
Balance, December 31, 2011	—	—	2,381	2	235,257	—	(230,244)	5,015
Issuance of common stock upon exercise of options	—	—	3	—	10	—	—	10
Issuance of restricted stock to employees	—	—	68	—	—	—	—	—
Cancellation of restricted stock to employees	—	—	(3)	—	(5)	—	—	(5)
Stock-based compensation expense	—	—	—	—	566	—	—	566
Net loss	—	—	—	—	—	—	(16,929)	(16,929)
Balance, December 31, 2012	—	—	2,449	2	235,828	—	(247,173)	(11,343)
Issuance of common stock for payment of interest	—	—	2,575	3	1,535	—	—	1,538
Proceeds from Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement, net of expenses and proceeds allocable to issuance of warrants	—	—	—	—	10,859	—	—	10,859
Cancellation of restricted stock to employees	—	—	(6)	—	(7)	—	—	(7)
Issuance of common stock upon exercise of warrants	—	—	577	1	279	—	—	280
Issuance of common stock upon conversion of 2012 Convertible Notes, net	—	—	1,227	1	230	—	—	231
Stock-based compensation expense	—	—	—	—	513	—	—	513
Net loss	—	—	—	—	—	—	(18,927)	(18,927)
Balance, December 31, 2013	—	$—	6,822	$7	$249,237	$—	$(266,100)	$(16,856)
Issuance of common stock for payment of interest	—	—	2,681	2	600	—	—	602
Cancellation of restricted stock to employees	—	—	(4)	—	(1)	—	—	(1)
Issuance of common stock upon conversion of 2012 and 2013 Convertible Notes, net	—	—	8,736	9	1,491	—	—	1,500
Stock-based compensation expense	—	—	—	—	114	—	—	114
Net loss	—	—	—	—	—	—	(34,258)	(34,258)
Balance, March 31, 2014	—	$—	18,235	$18	$251,441	$—	$(300,358)	$(48,899)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.
(A Development-Stage Company)

Statements of Cash Flows
(in thousands)
 (unaudited)

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31, 2014
	2013	2014
Cash flows from operating activities:
Net loss	$(5,774)	$(34,258)	$(251,971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	83	49	23,924
Change in fair value of embedded derivative and derivative liability	334	3,661	5,805
Change in fair value of warrant liability	(125)	24,233	(1,875)
Charge related to lease liability	30	153	2,688
Loss on disposition of property and equipment	—	—	119
Impairment of property and equipment	—	—	7,371
Amortization of net discount on short-term investments	—	—	(149)
Noncash interest expense	1,185	1,930	12,518
Noncash rent expense	1	—	227
Stock-based compensation expense	143	114	6,372
Changes in operating assets and liabilities:
Prepaid expenses and other assets	101	40	(2,637)
Accounts payable	(239)	(52)	772
Accrued expenses and other	(508)	(921)	(1,037)
Net cash used in operating activities	(4,769)	(5,051)	(197,873)

Cash flows from investing activities:
Purchases of short-term investments	—	—	(324,508)
Change in restricted cash	(1)	—	—
Sales and redemptions of short-term investments	—	—	324,657
Cash paid for property and equipment	—	(61)	(31,889)
Proceeds from the sale of property and equipment	—	—	11
Net cash used in investing activities	(1)	(61)	(31,729)

Cash flows from financing activities:
Proceeds from sale of redeemable convertible preferred stock, net	—	—	139,960
Proceeds from sales of common stock and warrants, net	195	(1)	55,192
Repurchases of common stock	—	—	(94)
Proceeds from Celgene Collaboration and Option Agreement and Right of First Negotiation Agreement, net of expenses	—	—	14,656
Proceeds from long-term debt and warrants, net of issuance costs	(104)	—	71,298
Payments on long-term debt	—	(1,031)	(36,044)
Net cash provided by (used in) financing activities	91	(1,032)	244,968

Net (decrease) increase in cash and cash equivalents	(4,679)	(6,144)	15,366
Cash and cash equivalents, beginning of period	7,536	21,510	—
Cash and cash equivalents, end of period	$2,857	$15,366	$15,366

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

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has a deficit accumulated during the development stage of $300.4 million as of March 31, 2014, including $48.4 million of cumulative accretion of redeemable convertible preferred stock through the date of its conversion to common stock in April 2010.  The Company anticipates incurring additional losses and deficits in operating cash flows until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding, as they would be anti-dilutive:

	Three Months Ended March 31,
	2013	2014
Shares underlying warrants outstanding	80,080,702	636,393,293
Shares underlying options outstanding	232,684	230,580
Unvested restricted stock	54,939	35,622
Convertible notes payable	20,007,002	142,305,609

(5)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).

	Three Months Ended March 31,		Period from July 10, 2003 (inception) through March 31,
	2013	2014	2014
Supplemental disclosure of non-cash transactions:
Conversion of note principal to redeemable convertible preferred stock	$—	$—	$3,562
Convertible note issued to initial stockholder for consulting expense	—	—	210
Exchange of Demand Note for Convertible Notes	—	—	1,005
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	—	—	4,401
Fair value of warrants issued with issuance of long-term debt	—	—	16,638
Fair value of warrants issued with issuance of common stock	—	—	16,947
Fair value of warrants issued pursuant to Celgene Collaboration and Option Agreement	—	—	3,796
Conversion of redeemable convertible preferred stock into 566 shares of common stock	—	—	191,909
Conversion of warrant liability to common stock	15	—	180
Conversion of 2012 and 2013 Convertible Notes to common stock, net	—	1,500	1,731
Issuance of common stock and warrants for payment of interest	560	860	2,835

(6)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2014 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Assets:
Cash and cash equivalents	$21,510	$—	$—	$21,510

Liabilities:
Embedded derivative liability	$—	$—	$226	$226
Warrant liability	—	—	11,425	11,425
	$—	$—	$11,651	$11,651

At March 31, 2014:
Assets:
Cash and cash equivalents	$15,366	$—	$—	$15,366

Liabilities:
Embedded derivative liability	$—	$—	$3,887	$3,887
Warrant liability	—	—	35,915	35,915
	$—	$—	$39,802	$39,802

The Company issued notes in 2012 and 2013 that are convertible into common stock at the option of the holder (collectively, the Conversion Options).  See Note 11 for further discussion of these Conversion Options, which are accounted for as embedded derivative liabilities. These Conversion Options are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  A reconciliation of the embedded derivative liabilities is as follows (in thousands):

	2012 Notes	2013 Notes	Total
Balance at December 31, 2013	$101	$125	$226
Change in fair value of derivative liability	1,636	2,025	3,661
Balance at March 31, 2014	$1,737	$2,150	$3,887

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs or available market data to support the fair value (Level 3).  See Note 12 for further discussion of the warrant liability.  A reconciliation of the warrant liability is as follows (in thousands):

	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants	Total
Balance at December 31, 2013	$720	$3,430	$5,139	$2,083	$53	$11,425
Issuance of warrants	—	—	—	—	257	257
Change in fair value of warrant liability	3,023	7,105	10,138	4,113	(146)	24,233
Balance at March 31, 2014	$3,743	$10,535	$15,277	$6,196	$164	$35,915

The fair value of the Conversion Options, 2011 Warrants, 2012 Warrants, 2013 Warrants, 2013 Celgene Warrants, and 2013 and 2014 Interest Warrants as of December 31, 2013 and March 31, 2014, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Options and Warrants is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental or Major Transactions (as defined in the agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield. In performing the valuation of the Conversion Options, 2011 Warrants, 2012 Warrants, 2013 Warrants, 2013 Celgene Warrants and 2013 and 2014 Interest Warrants, the Company believed the common stock price has not fully adjusted for the potential future dilution from the private placement transactions in 2013 and 2014.  Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.02 per share and $0.07 per share as of December 31, 2013 and March 31, 2014, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011, 2012 and 2013. Changes in these assumptions can materially affect the fair value estimate.

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.  None of these assets were measured at fair value as of December 31, 2013 or March 31, 2014.

(7)	Accrued expenses

Accrued expenses consist of the following (in thousands):

	December 31,	March 31,
	2013	2014
Accrued compensation and benefits	$757	$252
Accrued consulting and professional fees	138	198
Accrued research and development	535	309
Accrued interest on convertible notes	843	780
Other	93	50
Total accrued expenses	$2,366	$1,589

(8)	Lease liability

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

The following table summarizes the activity related to the lease liability for the three months ended March 31, 2014 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2013	$500	$472	$972
Charges utilized	(63)	(144)	(207)
Additional charges to operations	14	139	153
Balance at March 31, 2014	451	467	918
Less current portion	(244)	(426)	(670)
Total long-term lease liability	$207	$41	$248

(9)	Debt

Senior Secured Convertible Notes

2013 Financing

On June 28, 2013, the Company completed a private placement (the 2013 Financing) of an aggregate principal amount of $18,576,000 of Senior Secured Convertible Notes (the 2013 Convertible Notes) along with warrants to the holders of the Convertible Notes (2013 Warrants) to purchase 26,921,741 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 53,843,479 shares of our common stock exercisable for a period of ten years from the date of their issuance. The initial conversion price of the 2013 Convertible Notes was $0.69 per share and the initial exercise price of the 2013 Warrants was $0.69 per share. The 2013 Convertible Notes mature on June 30, 2016 and bear interest at 10% per annum, which is payable quarterly beginning on October 1, 2013. The 2013 Convertible Notes were initially convertible into 26,921,740 shares of common stock at a conversion price of $0.69 per share. The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2013 Notes). The Conversion Option-2013 Notes is presented on the Balance Sheet, included with long-term debt. See Note 11 for further discussion of this embedded derivative liability.

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

On January 2, 2014, we made an interest payment to the holders of the 2012 Convertible Notes (as defined above) and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The conversion price of the 2013 Convertible Notes was adjusted to $0.22 per share and the number of shares issuable upon exercise of the 2013 Convertible Notes was increased to 76,372,648 shares.

2012 Financing

On October 2, 2012, the Company completed a private placement of an aggregate principal amount of $15,005,251 of Senior Secured Convertible Notes (the 2012 Convertible Notes) along with warrants to the holders of the Convertible Notes (2012 Warrants) to purchase 1,118,722 shares of our common stock exercisable for a period of two years from the date of their issuance, warrants to purchase 16,672,145 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 33,344,293 shares of our common stock exercisable for a period of ten years from the date of their issuance at an initial exercise price of $0.75 per share. The 2012 Convertible Notes mature on October 2, 2015 and bear interest at 10% per annum. The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2012 Notes). The Conversion Option-2012 Notes is presented on the Balance Sheet, included with long-term debt. See Note 11 for further discussion of this embedded derivative liability.

On January 2, 2014, we made an interest payment to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2013 Celgene Warrants, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The conversion price of the 2012 Convertible Notes was adjusted to $0.22 per share and the number of shares issuable upon exercise of the 2012 Convertible Notes was increased to 65,932,961 shares.

Total debt outstanding consists of the following (in thousands):

	December 31,	March 31,
	2013	2014
Senior Secured 2012 Convertible Notes	$14,634	$14,505
Embedded derivative liability-2012 Notes	101	1,737
Senior Secured 2013 Convertible Notes	18,576	16,802
Embedded derivative liability-2013 Notes	125	2,150
Working Capital Note	1,382	351
Unamortized debt discount	(7,866)	(6,538)
	26,952	29,007
Less current portion	(1,329)	(338)
Total long-term debt and embedded derivative, net of debt discount	$25,623	$28,669

The Company recorded interest expense of $1.4 million and $2.0 million for the three months ended March 31, 2013 and 2014, respectively. Included in interest expense for the three months ended March 31, 2014 is $0.4 million of amortization of deferred financing costs and debt discount related to the 2013 Convertible Notes, $0.8 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $0.8 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes.

In the first quarter of 2014, approximately $0.1 million of the 2012 Convertible Notes were converted into 638,480 shares of our common stock and approximately $1.8 million of the 2013 Convertible Notes were converted into 8,097,256 shares of our common stock.

Through the three months ended March 31, 2014, the Company issued 2,680,400 Interest Shares and 1,159,631 Interest Warrants to satisfy approximately $0.9 million in interest obligations for the 2012 Convertible Notes and 2013 Convertible Notes.

(10)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, Scientific Advisory Board members and investors.  As of March 31, 2014, the Company was authorized to issue 10,000,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

Preferred Stock

The Company was authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of March 31, 2014.

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

(11)	Embedded Derivative Conversion Options

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

	Embedded Derivative Liability
	Conversion Option-2012 Notes		Conversion Option-2013 Notes
	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014
Calculated aggregate value (in thousands)	$101	$1,737	$125	$2,150
Equity volatility	120%	120%	120%	120%
Asset volatility	95%	95%	95%	95%
Probability of a Major Transaction	100%	100%	100%	100%
Weighted average risk-free interest rate	0.2%	0.1%	0.2%	0.1%
Dividend yield	None	None	None	None

(12)	Warrants

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

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	December 31,	March 31,	Weighted Average Exercise Price
	2013	2014		Expiration
Equity-classified warrants
Issued to lenders and vendors	18,375	18,245	$157.70	June 2014 through September 2019
	18,375	18,245

Liability-classified warrants
2013 and 2014 Interest Warrants	1,057,944	2,217,575	$0.001	July through October 2023
2013 Warrants (1)	191,213,801	252,054,561	$0.22	June 2018 through June 2023
2013 Celgene Warrants (1)	77,586,207	102,272,727	$0.22	June 2018 through June 2023
2012 Warrants (1)	136,663,804	180,147,740	$0.22	October 2014 through October 2022
2011 Warrants (2)	74,761,830	99,682,445	$0.30	March 2016
	481,283,586	636,375,048
Total	481,301,961	636,393,293

(1)As of December 31, 2013 the 2013 Warrants, 2013 Celgene Warrants and 2012 Warrants had an exercise price of $0.29 per share.
(2)As of December 31, 2013 the 2011 Warrants had an exercise price of $0.40 per share.

2012 Warrants, 2013 Warrants and 2013 Celgene Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the 2012 Convertible Notes. The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement. The Company valued the 2012 Warrants as derivative financial instruments as of the date of issuance and will record their changes in fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The exercise price of the 2012 Warrants was adjusted to $0.22 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 180,147,740 shares.

On June 28, 2013, as part of the 2013 Financing, the Company issued the 2013 Warrants to holders of the 2013 Convertible Notes. The 2013 Warrants were initially exercisable at an exercise price of $0.69 per share subject to certain adjustments as specified in the warrant agreement. In addition, on June 28, 2013, the Company entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid the Company $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock (the Celgene Warrants); (ii) a right of first negotiation to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement. The Celgene Warrants were initially exercisable at an exercise price of $1.01 per share. The Company valued the 2013 Warrants and the Celgene Warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The exercise price of the 2013 Warrants and 2013 Celgene Warrants was adjusted to $0.22 per share, and the number of shares issuable upon exercise of the 2013 Warrants and 2013 Celgene Warrants was increased to 252,054,561 shares and 102,272,727, respectively.

The 2012 Warrants, 2013 Warrants and 2013 Celgene Warrants contain provisions that require the modification of the exercise price and shares to be issued under certain circumstances, including in the event the Company completes subsequent equity financings at a price per share lower than the then-current warrant exercise price. In addition, the warrants contain a net cash settlement provision under which the warrant holders may require the Company to purchase the warrants in exchange for a cash payment following the announcement of specified events defined as Major Transactions involving the Company (e.g., merger, sale of all or substantially all assets, tender offer, or share exchange). The net cash settlement provision requires use of the Black-Scholes model in calculating the cash payment value in the event of a Major Transaction.

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction. Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement. The Company classified the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will record the changes in their fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The exercise price of the 2011 Warrants was adjusted to $0.30 per share, and the number of shares issuable upon exercise of the 2011 Warrants was increased to 99,682,445 shares.

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

The following tables summarize the calculated aggregate fair values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Fair value as of March 31, 2014
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants

Calculated aggregate value (in thousands)	$3,743	$10,535	$15,277	$6,196	$164
Exercise price per share of warrant	$0.30	$0.22	$0.22	$0.22	$0.001
Equity volatility	120%	120%	120%	120%	120%
Asset volatility	95%	95%	95%	95%	95%
Probability of Fundamental or Major Transaction	100%	100%	100%	100%	100%
Weighted average risk-free interest rate	0.1%	0.1%	0.1%	0.1%	0.1%

	Fair value as of December 31, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands)	$720	$3,430	$5,139	$2,083	$53
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	$0.001
Equity volatility	120%	120%	120%	120%	120%
Asset volatility	95%	95%	95%	95%	95%
Probability of Fundamental or Major Transaction	100%	100%	100%	100%	100%
Weighted average risk-free interest rate	0.2%	0.2%	0.2%	0.2%	0.2%

The following table summarizes the calculated net cash settlement values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Net cash settlement as of March 31, 2014
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants

Calculated aggregate value (in thousands) (1)	$8,284	$31,094	$45,537	$18,465	—
Exercise price per share of warrant	$0.30	$0.22	$0.22	$0.22	—
Closing price per share of warrant	$0.20	$0.21 (2)	$0.21 (2)	$0.21 (2)	—
Equity volatility (3)	100%	108%	108%	108%	—
Expected term (years)	1.9	6.7	7.6	7.6	—
Weighted average risk-free interest rate	0.4%	2.0%	2.3%	2.3%	—
Dividend yield	None	None	None	None	—

(1)	Represents the net cash settlement value of the warrant as of March 31, 2014, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.
(2)	Represents the five-day Company stock VWAP used to calculate the net cash settlement value as of March 31, 2014.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of March 31, 2014 based on the terms of the warrant agreement.

During the three months ended March 31, 2013 and 2014, the Company recorded non-operating income of $0.1 million and recorded non-operating expense of $24.2 million, respectively due to a change in the estimated fair values of these warrants.

(13)	Stock-based Compensation

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of March 31, 2014, 155,439 shares of common stock were available for future grants under the 2010 Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	230,725	$12.28	7.5
Granted	—	$—
Exercised	—	$—
Forfeited	(145)	$21.90
Outstanding at March 31, 2014	230,580	$12.28	7.2	$—

Vested and expected to vest at March 31, 2014	222,396	$12.47	7.2	$—

Exercisable at March 31, 2014	150,783	$14.97	7.0	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for the three months ended March 31, 2013 and 2014 was $97,000 and $79,000, respectively.  As of March 31, 2014, there was $0.3 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee and non-employee director stock options, which is expected to be recognized over a weighted- average period of 1.6 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted- average grant date fair value
Nonvested at December 31, 2013	54,721	$7.59
Granted	—	$—
Vested	(19,051)	$8.29
Forfeited	(48)	$11.97
Nonvested at March 31, 2014	35,622	$7.20

Total stock-based compensation expense for restricted stock was $45,000 and $35,000 for the three months ended March 31, 2013 and 2014, respectively.  As of March 31, 2014, there was $0.2 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted- average period of 1.7 years.

(14)	Commitments and Contingencies

Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 8, rent expense under these operating leases was $72,000 and $33,000 for the three months ended March 31, 2013 and 2014, respectively.

The following table summarizes future minimum lease payments as of March 31, 2014 (in thousands):

2014	$794
2015	1,079
2016	277
Total minimum lease payments (1)	$2,150

(1)	The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 8 related to the Company’s lease liability.

(15)	Subsequent Events

On April 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of 3,612,152 shares common stock and warrants to purchase 139,273 shares of common stock for nominal consideration to satisfy approximately $0.8 million in interest obligations. The April 1, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The conversion price of the 2012 and 2013 Convertible Notes was adjusted to $0.21 per share. The adjustments to the exercise price and the number of shares issuable upon exercise of the warrants were as follows:

	Shares Exercisable as of April 1, 2014	Weighted- average exercise price

2013 Warrants	264,057,161	$0.21
2013 Celgene Warrants	107,142,857	$0.21
2012 Warrants	188,726,206	$0.21
2011 Warrants	103,119,783	$0.29

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward-looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as in other documents filed by us with the Securities and Exchange Commission (SEC).

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as in other documents filed by us with the SEC and include, among others: (i) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (ii) we may have difficulty enrolling patients in our clinical trials, including the Phase I clinical trial for our Neo-Kidney Augment and Neo-Urinary Conduit; (iii) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; (iv) we will need to raise additional funds or enter into strategic collaborations necessary to execute our business plan beyond 2014 and such financings or strategic collaborations may not be available to us or, if available, on terms acceptable to us and (v) we may not be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

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

Building on our clinical and preclinical experience, we are leveraging our Organ Regeneration Platform to develop our Neo-Kidney Augment for patients with advanced chronic kidney disease and our Neo-Urinary Conduit for bladder cancer patients who are in need of a urinary diversion.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of March 31, 2014, we had an accumulated deficit of $300.4 million. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at March 31, 2014 were $15.4 million, representing 79% of total assets. Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through December 31, 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.

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

The Company is working with key opinion leaders on future development plans for the Neo-Urinary Conduit, and will seek to execute a strategic or financial transaction to provide targeted funding for future development of the Neo-Urinary Conduit. In the absence of such funding, the Company has no current plans to continue independent development of the Neo-Urinary Conduit program.

The following table summarizes our research and development expense for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014	Change
Third-party direct program expenses:
Urologic	$129	$213	$84
Renal	238	394	156
Total third-party direct program expenses	367	607	240
Other research and development expense	1,813	1,877	64
Total research and development expense	$2,180	$2,484	$304

From our inception in July 2003 through March 31, 2014, we have incurred research and development expense of $139.9 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

•	the number of sites included in the trials;
•	the length of time required to enroll suitable patients;
•	the number of patients that participate in the trials;
•	the duration of patient follow-up;
•	the development stage of the product candidate; and
•	the efficacy and safety profile of the product candidate.

None of our product candidates have received U.S. Food and Drug Administration (the “FDA”) or foreign regulatory marketing approval. In order to grant marketing approval, the FDA or foreign regulatory agencies must conclude that clinical data establishes the safety and efficacy of our product candidates. Furthermore, our strategy includes entering into collaborations with third parties to participate in the development and commercialization of our product candidates. In the event that third parties have control over the clinical trial process for a product candidate, the estimated completion date would largely be under control of that third party rather than under our control. We cannot forecast with any degree of certainty which of our product candidates will be subject to future collaborations or how such arrangements would affect our development plan or capital requirements.

As a result of the uncertainties discussed above, we are unable to determine the duration and completion costs of our development projects or when and to what extent we will receive cash inflows from the commercialization and sale of an approved product candidate.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions. There were no material changes to our critical accounting policies and use of estimates previously disclosed in our 2013 Annual Report on Form 10-K.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2014

Research and Development Expense.  Research and development expense for the three months ended March 31, 2013 and 2014 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2014	Change
Compensation and related expense	$972	$1,139	$167
External services – direct third parties	367	607	240
External services – other	167	79	(88)
Research materials and related expense	306	321	15
Facilities and related expense	368	338	(30)
Total research and development expense	$2,180	$2,484	$304

Research and development expense were $2.2 million and $2.5 million for the three months ended March 31, 2013 and 2014, respectively. The increase in research and development expense for the three months ended March 31, 2014 was primarily due to an increase in compensation and related expenses resulting from additional employees and an increased use of regulatory consultants as compared to the three months ended March 31, 2013, as well as an increase in external services related to the clinical trials for the Neo-Kidney Augment program.

General and Administrative Expense. General and administrative expense for the three months ended March 31, 2013 and 2014 were comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2014	Change
Compensation and related expense	$566	$552	$(14)
Professional fees	922	788	(134)
Facilities and related expense	188	204	16
Insurance, travel and other expenses	174	179	5
Total general and administrative expense	$1,850	$1,723	$(127)

General and administrative expense was $1.9 million and $1.7 million for the three months ended March 31, 2013 and 2014, respectively. The decrease in general and administrative expense for the three months ended March 31, 2014 was primarily due to a decrease in legal fees as compared to the three months ended March 31, 2013.  During the first quarter of 2013, higher legal fees were incurred as a result of a change in corporate counsel as well as significant registration statement activity related to securities issued in our 2011 and 2012 financings.

Depreciation Expense. Depreciation expense was $83,000 and $49,000 for the three months ended March 31, 2013 and 2014, respectively. The decrease in depreciation expense is solely due to an increased number of fully depreciated assets in 2014.

Other Expense. Other expense was $30,000 and $153,000 for the three months ended March 31, 2013 and 2014, respectively.  The increase in other expense is due to a $0.1 million charge due to a change in assumption of sublease income related to the manufacturing space in our East Norriton, Pennsylvania facility.

Interest Income (Expense).  Interest income was $5,000 and $9,000 for the three months ended March 31, 2013 and 2014, respectively. Interest expense was $1.4 million and $2.0 million for the three months ended March 31, 2013 and 2014, respectively. The increase in interest expense was primarily due to non-cash interest expense associated with the 2013 Convertible Notes issued in the second quarter of 2013.

Change in Fair Value of Derivative Liability. During the three months ended March 31, 2013 and 2014, we recorded a non-cash charge of $0.3 million and $3.7 million, respectively, on our statements of operations due to a change in the fair value of the derivative liability for the Conversion Option and the Call Option in 2013 and Conversion Option in 2014.

Change in Fair Value of Warrant Liability. Changes in the fair value of warrant liability for the three months ended March 31, 2013 and 2014 were comprised as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
2011 Warrants	$246	$(3,023)
2012 Warrants	(121)	(7,105)
2013 Warrants	—	(10,138)
2013 Celgene Warrants	—	(4,113)
2013 and 2014 Interest Warrants	—	146
Total change in the fair value of warrant liability	$125	$(24,233)

During the three months ended March 31, 2013, we recorded a non-operating income of $0.1 million on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012. During the three months ended March 31, 2014, we recorded a non-operating charge of $24.2 million on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011, October 2012, June 2013 and the Interest Warrants.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have a deficit accumulated during the development stage of $300.4 million as of March 31, 2014, including $48.4 million of cumulative accretion of Redeemable Convertible Preferred Stock through the date of its conversion to common stock in April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity and debt offerings.

Cash and cash equivalents at March 31, 2014 were $15.4 million, representing 79% of total assets. Based upon our current expected level of operating expenditures and required debt repayments, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of its convertible notes, we expect to be able to fund operations through December 31, 2014; however, this period could be shortened if there are any unanticipated increases in spending on development programs or other unforeseen events. The Company plans to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities or some combination thereof. There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or, if available, on terms acceptable to the Company.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2013 and 2014 (in thousands):

	Three Months Ended March 31,
	2013	2014	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(4,769)	$(5,051)	$(282)
Investing activities	(1)	(61)	(60)
Financing activities	91	(1,032)	(1,123)
Decrease in cash and cash equivalents	$(4,679)	$(6,144)	$(1,465)

Operating Activities

Cash used in operating activities increased $0.3 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to payments made in the 2014 period related to the clinical trials for the Neo-Kidney Augment program.

Investing Activities

Cash used in investing activities increased $0.1 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to cash paid for property and equipment in the 2014 period.

Financing Activities

Cash provided by financing activities decreased $1.1 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013 due to debt payments in the 2014 period.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities.

Item 3.                      Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that included the issuance of derivatives such as warrants and call options. This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries. As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of March 31, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2014.

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

The Company has continued to implement remediation steps to address the material weakness discussed above and to improve its internal control over accounting for significant financing transactions. Specifically, the Company has developed supplemental internal control procedures to properly evaluate the accounting implications of significant financing transactions and has identified qualified resources to execute the process and procedural enhancements; however, until such time as qualified internal resources are hired and successful remediation is demonstrated, we will continue to report the material weakness.

The measures described above should remediate the material weakness identified and strengthen our internal controls over the accounting for significant financing transactions. Management is committed to improving the Company’s internal control processes. As the Company continues to evaluate and improve its internal control over accounting for significant financing transactions, additional measures to address the material weakness or modifications to certain of the remediation procedures described above may be identified. The Company expects to complete the required remedial actions during 2014.

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

3.1
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of Tengion, Inc. (Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on February 26, 2014).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), (iii) the  Statements of Operations, (iv) the  Statements of Cash Flows, and (v) Notes to  Financial Statements.*

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

TENGION, INC.

Date: May 15, 2014	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)