Form 10-Q
period 2014-06-30
TENGION INC
filed 2014-08-14
CIK 1296391

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 001-34688

Tengion, Inc. (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	20-0214813 (I.R.S. Employer Identification No.)
3929 Westpoint Boulevard, Suite G Winston-Salem, NC 27103 (Address of principal executive offices) (336) 722-5855 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.    Yes   ☐     No   ☒

As of August 11, 2014, there were 25,049,607 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

NOTE REGARDING COMPANY REFERENCES

Throughout this report, "Tengion," the "Company," "we," "us" and "our" refer to Tengion, Inc.

NOTE REGARDING TRADEMARKS

Tengion(R) and the Tengion logo(R) are our registered trademarks and Tengion Neo-Urinary Conduit(TM), Tengion Neo-Kidney(TM), Tengion Neo-Kidney Augment(TM), Tengion Neo-Vessel(TM), Tengion Neo-Vessel Replacement(TM), Tengion Neo-Bladder Replacement(TM), Neo-Bladder Augment(TM), Tengion Organ Regeneration Platform(TM) and Organ Regeneration Platform(TM) are our trademarks. Other names are for informational purposes only and may be trademarks of their respective owners.

PART I.                      FINANCIAL INFORMATION

Item 1.                        Financial Statements.

TENGION, INC.

Balance Sheets
(in thousands, except per share data)
(unaudited)
	December 31,	June 30,
	2013	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,510	$10,124
Prepaid expenses and other	334	485
Total current assets	21,844	10,609
Property and equipment, net of accumulated depreciation of $13,339 and $13,441 as of December 31, 2013 and June 30, 2014, respectively	454	511
Other assets	3,426	3,077
Total assets	$25,724	$14,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $52 as of December 31, 2013	$1,329	$—
Current portion of lease liability	665	675
Accounts payable	853	661
Accrued expenses	2,366	1,807
Warrant liability	11,425	47,000
Total current liabilities	16,638	50,143
Long-term debt and embedded derivative, net of debt discount of $7,814 and $5,581 as of December 31, 2013 and June 30, 2014, respectively	25,623	29,727
Lease liability	307	183
Other liabilities	12	12
Total liabilities	42,580	80,065

Commitments and contingencies (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at December 31, 2013 and June 30, 2014	—	—
Common stock, $0.001 par value; 750,000 shares and 10,000,000 shares authorized at December 31, 2013 and June 30, 2014, respectively; 6,822 and 21,847 shares issued and outstanding at December 31, 2013 and June 30, 2014, respectively	7	22
Additional paid-in capital	249,237	252,323
Accumulated deficit	(266,100)	(318,213)
Total stockholders’ deficit	(16,856)	(65,868)

Total liabilities and stockholders’ deficit	$25,724	$14,197

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	$2,480	$2,766	$4,660	$5,250
General and administrative	1,445	1,839	3,295	3,562
Depreciation	62	53	145	102
Other expense, net	91	151	121	304
Total operating expenses	4,078	4,809	8,221	9,218

Loss from operations	(4,078)	(4,809)	(8,221)	(9,218)

Interest income	2	5	7	14
Interest expense	(1,830)	(1,881)	(3,257)	(3,845)
Change in fair value of embedded derivative and derivative liability	(4,104)	(114)	(4,438)	(3,775)
Change in fair value of warrant liability	(1,925)	(11,056)	(1,800)	(35,289)

Net loss	$(11,935)	$(17,855)	$(17,709)	$(52,113)

Other comprehensive loss	—	—	—	—

Comprehensive loss	$(11,935)	$(17,855)	$(17,709)	$(52,113)

Basic and diluted net loss per share	$(3.59)	$(0.82)	$(5.84)	$(2.96)
Weighted-average common stock outstanding – basic and diluted	3,325	21,772	3,034	17,633

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

 Statements of Stockholders’ Deficit for the Six Months Ended June 30, 2014
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount			Total
Balance, December 31, 2013	6,822	$7	$249,237	$(266,100)	$(16,856)
Issuance of common stock for payment of interest	6,293	6	1,347	—	1,353
Repurchase of restricted stock to employees	(4)	—	(1)	—	(1)
Issuance of common stock upon conversion of 2012 and 2013 Convertible Notes, net	8,736	9	1,490	—	1,499
Stock-based compensation expense	—	—	250	—	250
Net loss	—	—	—	(52,113)	(52,113)
Balance, June 30, 2014	21,847	$22	$252,323	$(318,213)	$(65,868)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.

Statements of Cash Flows
(in thousands)
 (unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities:
Net loss	$(17,709)	$(52,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	102
Change in fair value of embedded derivative and derivative liability	4,438	3,775
Change in fair value of warrant liability	1,800	35,289
Charge related to lease liability	231	304
Noncash interest expense	2,312	3,807
Noncash rent expense	2	—
Stock-based compensation expense	276	250
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(127)	(151)
Accounts payable	1,313	(189)
Accrued expenses and other	(383)	(914)
Net cash used in operating activities	(7,702)	(9,840)

Cash flows from investing activities:
Change in restricted cash	1,000	—
Cash paid for property and equipment	(2)	(163)
Net cash provided by (used in) investing activities	998	(163)

Cash flows from financing activities:
Proceeds from warrant exercises, net	202	—
Repurchase of restricted stock to employees	(7)	(1)
Proceeds from long-term debt and warrants, net of issuance costs	12,846	—
Payments on long-term debt	—	(1,382)
Net cash provided by (used in) financing activities	13,041	(1,383)

Net increase (decrease) in cash and cash equivalents	6,337	(11,386)
Cash and cash equivalents, beginning of period	7,536	21,510
Cash and cash equivalents, end of period	$13,873	$10,124

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

Building on its clinical and preclinical experience, the Company has utilized its Organ Regeneration Platform in the conduct of its Neo-Kidney Augment development program for patients with advanced chronic kidney disease and its Neo-Urinary Conduit development program for bladder cancer patients who are in need of a urinary diversion.  The Company operates as a single business segment.  Operations of the Company are subject to certain risks and uncertainties, including, among others, uncertainty of product candidate development; technological uncertainty; dependence on collaborative partners; uncertainty regarding patents and proprietary rights; comprehensive government regulations; having no commercial manufacturing experience, marketing or sales capability or experience; and dependence on key personnel.

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  The Company has incurred losses since inception and has an accumulated deficit of $318.2 million as of June 30, 2014, including $48.4 million of cumulative accretion of redeemable convertible preferred stock through the date of its conversion to common stock in April 2010.  The Company anticipates incurring additional losses and deficits in operating cash flows until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

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

(3)	Summary of Accounting Policies

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

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods however early adoption is permitted.  The Company evaluated and elected to adopt ASU 2014-10 as permitted, and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities in these financial statements.

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

The following potentially dilutive securities have been excluded from the three and six month computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	June 30,
	2013	2014
Shares underlying warrants outstanding	187,718,221	665,421,057
Shares underlying options outstanding	232,046	229,957
Unvested restricted stock	54,939	35,574
Convertible notes payable	48,668,482	149,082,064

The Company has determined that the net loss per share - basic and diluted for the three-month period ended March 31, 2014 was incorrectly stated in the Form 10-Q for the period ended March 31, 2014, resulting from an error in the calculation of weighted-average basic shares outstanding for the three-month period ended March 31, 2014. The Company determined that the error is not material to the March 31, 2014 financial statements. The net loss per share - basic and diluted for the three-month period ended March 31, 2014 was previously reported as $(1.91), while the corrected amount is $(2.55).

(4)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).
	Six months ended June 30,
	2013	2014
Supplemental disclosure of non-cash transactions:
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	$732	$—
Fair value of warrants issued with issuance of long-term debt	9,657	—
Fair value of warrants issued pursuant to Celgene Collaboration and Option Agreement	3,390	—
Conversion of warrant liability to common stock	15	—
Conversion of 2012 and 2013 Convertible Notes to common stock, net	—	1,499
Issuance of common stock and warrants for payment of interest	749	1,639

(5)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At December 31, 2013
Assets:
Cash and cash equivalents	$21,510	$—	$—	$21,510

Liabilities:
Embedded derivative liability	$—	$—	$226	$226
Warrant liability	—	—	11,425	11,425
	$—	$—	$11,651	$11,651

At June 30, 2014:
Assets:
Cash and cash equivalents	$10,124	$—	$—	$10,124
Liabilities:
Embedded derivative liability	$—	$—	$4,001	$4,001
Warrant liability	—	—	47,000	47,000
	$—	$—	$51,001	$51,001

The Company issued notes in 2012 and 2013 that are convertible into common stock at the option of the holder (collectively, the Conversion Options).  See Note 10 for further discussion of these Conversion Options, which are accounted for as embedded derivative liabilities. These Conversion Options are measured at fair value on a recurring basis using unobservable inputs and available market data to support the fair value (Level 3).  A reconciliation of the embedded derivative liabilities is as follows (in thousands):

	2012 Notes	2013 Notes	Total
Balance at December 31, 2013	$101	$125	$226
Change in fair value of derivative liability	1,687	2,088	3,775
Balance at June 30, 2014	$1,788	$2,213	$4,001

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs and available market data to support the fair value (Level 3).  See Note 11 for further discussion of the warrant liability.  A reconciliation of the warrant liability is as follows (in thousands):

	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants	Total
Balance at December 31, 2013	$720	$3,430	$5,139	$2,083	$53	$11,425
Issuance of warrants	—	—	—	—	286	286
Change in fair value of warrant liability	3,748	10,409	15,060	6,108	(36)	35,289
Balance at June 30, 2014	$4,468	$13,839	$20,199	$8,191	$303	$47,000

The fair value of the Conversion Options, 2011 Warrants, 2012 Warrants, 2013 Warrants, 2013 Celgene Warrants, and 2013 and 2014 Interest Warrants as of December 31, 2013 and June 30, 2014, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Options and Warrants is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

In performing the valuation of the Conversion Options, 2011 Warrants, 2012 Warrants, 2013 Warrants, 2013 Celgene Warrants, and 2013 and 2014 Interest Warrants, the Company believed the common stock price has not fully adjusted for the potential future dilution from the private placement transactions in 2012 and 2013.  Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.02 per share and $0.08 per share as of December 31, 2013 and June 30, 2014, respectively, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011, 2012 and 2013. Changes in these assumptions can materially affect the fair value estimate.

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.  None of these assets were measured at fair value as of December 31, 2013 or June 30, 2014.

(6)	Accrued expenses

Accrued expenses consist of the following (in thousands):
	December 31,	June 30,
	2013	2014
Accrued interest on convertible notes	$843	$781
Accrued compensation and benefits	757	460
Accrued consulting and professional fees	138	275
Accrued research and development	535	199
Other	93	92
Total accrued expenses	$2,366	$1,807

(7)	Lease liability

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

In connection with the 2011 restructuring, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term or February 28, 2016.  Therefore, the Company recorded a liability as of November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.

The following table summarizes the activity related to the lease liability for the six month period ended June 30, 2014 (in thousands).
	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2013	$500	$472	$972
Charges utilized	(128)	(290)	(418)
Additional charges to operations	27	277	304
Balance at June 30, 2014	399	459	858
Less current portion	246	429	675
Total long-term lease liability at June 30, 2014	$153	$30	$183

(8)	Debt

Senior Secured Convertible Notes

2013 Financing

On June 28, 2013, the Company completed a private placement (the 2013 Financing) of an aggregate principal amount of $18,576,000 of Senior Secured Convertible Notes (the 2013 Convertible Notes) along with warrants to the holders of the Convertible Notes (2013 Warrants) to purchase 26,921,741 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 53,843,479 shares of our common stock exercisable for a period of ten years from the date of their issuance. The initial conversion price of the 2013 Convertible Notes was $0.69 per share and the initial exercise price of the 2013 Warrants was $0.69 per share. The 2013 Convertible Notes mature on June 30, 2016 and bear interest at 10% per annum, which is payable quarterly beginning on October 1, 2013. The 2013 Convertible Notes were initially convertible into 26,921,740 shares of common stock at a conversion price of $0.69 per share. The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2013 Notes). The Conversion Option-2013 Notes is presented on the Balance Sheet, included with long-term debt. See Note 10 for further discussion of this embedded derivative liability.

We may, at our option, pay interest by the issuance of common stock (or, in certain circumstances, warrants to purchase shares of common stock), provided that an event of default has not occurred and we have publicly disclosed all material information about the Company. If we elect to pay interest on the 2013 Convertible Notes through the issuance of shares of our common stock, the number of shares that would be issued is calculated by dividing the amount of the interest payment by the lesser of: (1) the volume weighted-average price (VWAP) for our common stock for the twenty trading days prior to the date the interest payment is due or (2) the closing bid price for our common stock as of the last trading day of the VWAP period. All shares of common stock issuable to the holders in lieu of interest payments will be allocated pro rata among the holders based on the outstanding principal amount of the 2013 Convertible Notes.

On January 2, 2014 and April 1, 2014, we made interest payments to the holders of the 2012 Convertible Notes (as defined below) and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Both the January 2, 2014 and April 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of June 30, 2014, the conversion price of the 2013 Convertible Notes was adjusted to $0.21 per share and the number of shares issuable upon exercise of the 2013 Convertible Notes was increased to 80,009,439 shares.

2012 Financing

On October 2, 2012, the Company completed a private placement of an aggregate principal amount of $15,005,251 of Senior Secured Convertible Notes (the 2012 Convertible Notes) along with warrants to the holders of the Convertible Notes (2012 Warrants) to purchase 1,118,722 shares of our common stock exercisable for a period of two years from the date of their issuance, warrants to purchase 16,672,145 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 33,344,293 shares of our common stock exercisable for a period of ten years from the date of their issuance at an initial exercise price of $0.75 per share. The 2012 Convertible Notes mature on October 2, 2015 and bear interest at 10% per annum. The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2012 Notes). The Conversion Option-2012 Notes is presented on the Balance Sheet, included with long-term debt. See Note 10 for further discussion of this embedded derivative liability.

On January 2, 2014 and April 1, 2014, we made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Both the January 2, 2014 and April 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2013 Celgene Warrants, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of June 30, 2014, the conversion price of the 2012 Convertible Notes was adjusted to $0.21 per share and the number of shares issuable upon exercise of the 2012 Convertible Notes was increased to 69,072,625 shares.

Total debt outstanding consists of the following (in thousands):
	December 31,	June 30,
	2013	2014
Senior Secured 2012 Convertible Notes	$14,634	$14,505
Embedded derivative liability-2012 Notes	101	1,788
Senior Secured 2013 Convertible Notes	18,576	16,802
Embedded derivative liability-2013 Notes	125	2,213
Working Capital Note	1,382	—
Unamortized debt discount	(7,866)	(5,581)
	26,952	29,727
Less current portion	(1,329)	—
Total long-term debt and embedded derivative, net of debt discount	$25,623	$29,727

The Company recorded interest expense of $1.8 million and $1.9 million for the three months ended June 30, 2013 and 2014, respectively. Included in interest expense for the three months ended June 30, 2014 is $0.4 million of amortization of deferred financing costs and debt discount related to the 2013 Convertible Notes, $0.7 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $0.8 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes. The Company recorded interest expense of $3.3 million and $3.8 million for the six months ended June 30, 2013 and 2014, respectively. Included in interest expense for the six months ended June 30, 2014 is $0.7 million of amortization of deferred financing costs and debt discount related to the 2013 Convertible Notes, $1.5 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $1.6 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes.

During 2014, approximately $0.1 million of the 2012 Convertible Notes were converted into 638,480 shares of our common stock and approximately $1.8 million of the 2013 Convertible Notes were converted into 8,097,256 shares of our common stock.

During 2014, the Company had issued 6,292,552 Interest Shares and 1,298,904 Interest Warrants to satisfy approximately $1.6 million in interest obligations for the 2012 Convertible Notes and 2013 Convertible Notes.

(9)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, Scientific Advisory Board members and investors.  As of June 30, 2014, the Company was authorized to issue 10,000,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

Preferred Stock

The Company was authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of June 30, 2014.

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

(10)	Embedded Derivative Conversion Options

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

	Embedded Derivative Liability
	Conversion Option-2012 Notes		Conversion Option-2013 Notes
	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014
Calculated aggregate value (in thousands)	$101	$1,788	$125	$2,213
Weighted-average equity volatility	120%	110%	120%	110%
Weighted-average asset volatility	95%	85%	95%	85%
Probability of a Major Transaction	100%	100%	100%	100%
Weighted-average risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Dividend yield.	None	None	None	None

(11)	Warrants

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

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	December 31,	June 30,	Weighted-average Exercise
	2013	2014	Price	Expiration
Equity-classified warrants
Issued to lenders and vendors	18,375	18,202	$157.52	September 2014 through September 2019
	18,375	18,202

Liability-classified warrants
2013 and 2014 Interest Warrants	1,057,944	2,356,848	$0.001	July 2023 through April 2024
2013 Warrants (1)	191,213,801	264,057,161	$0.21	June 2018 through June 2023
2013 Celgene Warrants (1)	77,586,207	107,142,857	$0.21	June 2018 through June 2023
2012 Warrants (1)	136,663,804	188,726,206	$0.21	October 2014 through October 2022
2011 Warrants (2)	74,761,830	103,119,783	$0.29	March 2016
	481,283,586	665,402,855
Total	481,301,961	665,421,057

(1)As of December 31, 2013 the 2013 Warrants, 2013 Celgene Warrants and 2012 Warrants had an exercise price of $0.29 per share.
(2)As of December 31, 2013 the 2011 Warrants had an exercise price of $0.40 per share.

2012 Warrants, 2013 Warrants and 2013 Celgene Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the 2012 Convertible Notes. The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement. The Company valued the 2012 Warrants as derivative financial instruments as of the date of issuance and will record their changes in fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014 and April 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Both the January 2, 2014 and April 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of June 30, 2014, the exercise price of the 2012 Warrants was adjusted to $0.21 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 188,726,206 shares.

On June 28, 2013, as part of the 2013 Financing, the Company issued the 2013 Warrants to holders of the 2013 Convertible Notes. The 2013 Warrants were initially exercisable at an exercise price of $0.69 per share subject to certain adjustments as specified in the warrant agreement. In addition, on June 28, 2013, the Company entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid the Company $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock (the Celgene Warrants); (ii) a right of first negotiation to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement. The Celgene Warrants were initially exercisable at an exercise price of $1.01 per share. The Company valued the 2013 Warrants and the Celgene Warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014 and April 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Both the January 2, 2014 and April 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of June 30, 2014, the exercise price of the 2013 Warrants and 2013 Celgene Warrants was adjusted to $0.21 per share, and the number of shares issuable upon exercise of the 2013 Warrants and 2013 Celgene Warrants was increased to 264,057,161 shares and 107,142,857, respectively.

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

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction. Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement. The Company classified the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will record the changes in their fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014 and April 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Both the January 2, 2014 and April 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of June 30, 2014, the exercise price of the 2011 Warrants was adjusted to $0.29 per share, and the number of shares issuable upon exercise of the 2011 Warrants was increased to 103,119,783 shares.

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

	Fair value as of June 30, 2014
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants

Calculated aggregate value (in thousands)	$4,468	$13,839	$20,199	$8,191	$303
Exercise price per share of warrant	$0.29	$0.21	$0.21	$0.21	$0.001
Weighted-average equity volatility	110%	110%	110%	110%	110%
Weighted-average asset volatility	85%	85%	85%	85%	85%
Probability of Fundamental or Major Transaction	100%	100%	100%	100%	100%
Weighted-average risk-free interest rate	0.3%	0.3%	0.3%	0.3%	0.3%

	Fair value as of December 31, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands)	$720	$3,430	$5,139	$2,083	$53
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	$0.001
Equity volatility	120%	120%	120%	120%	120%
Asset volatility	95%	95%	95%	95%	95%
Probability of Fundamental or Major Transaction	100%	100%	100%	100%	100%
Weighted-average risk-free interest rate	0.2%	0.2%	0.2%	0.2%	0.2%

The following table summarizes the calculated net cash settlement values for the liability-classified warrants as of the dates indicated along with the assumptions utilized in each calculation.

	Net cash settlement as of June 30, 2014
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants

Calculated aggregate value (in thousands) (1)	$7,364	$26,487	$39,278	$15,924	—
Exercise price per share of warrant	$0.29	$0.21	$0.21	$0.21	—
Closing price per share of warrant	$0.19	$0.19(2)	$0.19(2)	$0.19(2)	—
Equity volatility (3)	100%	94%	94%	94%	—
Expected term (years)	1.7	6.5	7.3	7.3	—
Weighted-average risk-free interest rate	0.4%	1.8%	2.0%	2.0%	—
Dividend yield	None	None	None	None	—

(1)	Represents the net cash settlement value of the warrant as of June 30, 2014, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.
(2)	Represents the five-day Company stock VWAP used to calculate the net cash settlement value as of June 30, 2014.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of June 30, 2014 based on the terms of the warrant agreement.

During the six months ended June 30, 2013 and 2014, the Company recorded non-operating expense of $1.8 million and $35.3 million, respectively, due to a change in the estimated fair values of these warrants.  During the three months ended June 30, 2013 and 2014, the Company recorded non-operating expense of $1.9 million and $11.1 million, respectively, due to a change in the estimated fair values of these warrants.

(12)	Stock-based Compensation

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of June 30, 2014, 156,143 shares of common stock were available for future grants under the 2010 Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	230,725	$12.28	7.5
Granted	—	$—
Exercised	—	$—
Forfeited	(768)	$22.45
Outstanding at June 30, 2014	229,957	$12.25	7.0	$—

Vested and expected to vest at June 30, 2014	223,062	$12.42	7.0	$—

Exercisable at June 30, 2014	163,464	$14.55	6.8	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for each of the three months ended June 30, 2013 and 2014 was $0.1 million.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for each of the six months ended June 30, 2013 and 2014 was $0.2 million.  As of June 30, 2014, there was $0.2 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee and non-employee director stock options, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:
	Number of shares	Weighted- average grant date fair value
Nonvested at December 31, 2013	54,721	$7.59
Granted	—	$—
Vested	(19,051)	$8.28
Forfeited	(96)	$11.96
Nonvested at June 30, 2014	35,574	$7.19

Total stock-based compensation expense for restricted stock was $36,000 and $51,000 for the three months ended June 30, 2013 and 2014, respectively.  Total stock-based compensation expense for restricted stock was $81,000 and $86,000 for the six months ended June 30, 2013 and 2014, respectively.  As of June 30, 2014, there was $0.2 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.4 years.

(13)	Commitments and Contingencies

Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 7, rent expense under these operating leases was $9,000 and $46,000 for the three months ended June 30, 2013 and 2014, respectively, and $81,000 and $79,000 for the six months ended June 30, 2013 and 2014, respectively.

The following table summarizes future minimum lease payments as of June 30, 2014 (in thousands):

2014	$530
2015	1,079
2016	276
Total minimum lease payments (1)	$1,885

(1) The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 7 related to the Company’s lease liability.

(14)	Subsequent Events

On July 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of 3,033,513 shares of common stock and warrants to purchase 1,327,026 shares of common stock for nominal consideration to satisfy approximately $0.8 million in interest obligations. The July 1, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The conversion price of the 2012 and 2013 Convertible Notes was adjusted to $0.18 per share. The adjustments to the exercise price and the number of shares issuable upon exercise of the warrants were as follows:

	Shares exercisable as of July 1, 2014	Weighted- average exercise price

2013 Warrants	308,066,691	$0.18
2013 Celgene Warrants	125,000,000	$0.18
2012 Warrants	220,180,579	$0.18
2011 Warrants	119,618,950	$0.25

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward-looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties in the section entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, as well as in other documents filed by us with the Securities and Exchange Commission (“SEC”).

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

Building on our clinical and preclinical experience, we are utilizing our Organ Regeneration Platform in the conduct of our Neo-Kidney Augment development program for patients with advanced chronic kidney disease and our Neo-Urinary Conduit development program for bladder cancer patients who are in need of a urinary diversion.   We are working with key opinion leaders on future development plans for the Neo-Urinary Conduit, and will seek to execute a strategic or financial transaction to provide targeted funding for future development of our Neo-Urinary Conduit. In the absence of such funding, we have no current plans to continue independent development of the Neo-Urinary Conduit program.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and, as of June 30, 2014, we had an accumulated deficit of $318.2 million. We expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at June 30, 2014 were $10.1 million, representing 71.3% of total assets. Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through December 31, 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.

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

We are working with key opinion leaders on future development plans for the Neo-Urinary Conduit, and will seek to execute a strategic or financial transaction to provide targeted funding for future development of the Neo-Urinary Conduit.  In the absence of such funding, the Company has no current plans to continue independent development of the Neo-Urinary Conduit program.

The following table summarizes our research and development expense for the three and six months ended June 30, 2013 and 2014 (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2014	Change	2013	2014	Change
Third-party direct program expenses:
Urologic	$99	$289	$190	$228	$502	$274
Renal	306	434	128	544	828	284
Total third-party direct program expenses	405	723	318	772	1,330	558
Other research and development expense	2,075	2,043	(32)	3,888	3,920	32
Total research and development expense	$2,480	$2,766	$286	$4,660	$5,250	$590

From our inception in July 2003 through June 30, 2014, we have incurred research and development expense of $142.7 million. We expect that a large percentage of our research and development expense in the future will be incurred in support of our current and future preclinical and clinical development programs. These expenditures are subject to numerous uncertainties in timing and cost to completion. We expect to continue to test our product candidates in preclinical studies for toxicology, safety and efficacy, and to conduct additional clinical trials for each product candidate. If we are not able to engage a partner prior to the commencement of later stage clinical trials, we may fund these trials ourselves. As we obtain results from clinical trials, we may elect to discontinue or delay clinical trials for certain product candidates or programs in order to focus our resources on more promising product candidates or programs. Completion of clinical trials by us or our future collaborators may take several years or more, but the length of time generally varies according to the type, complexity, novelty and intended use of a product candidate. The cost of clinical trials may vary significantly over the life of a project as a result of differences arising during clinical development, including, among others:

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

Results of Operations

Comparison of Three and Six Months Ended June 30, 2013 and 2014

Research and Development Expense.  Research and development expense for the three and six months ended June 30, 2013 and 2014 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2014	Change	2013	2014	Change
Compensation and related expense	$1,004	$1,196	$192	$1,976	$2,335	$359
External services – direct third parties	405	723	318	772	1,330	558
External services – other	255	85	(170)	422	164	(258)
Research materials and related expense	337	390	53	643	711	68
Facilities and related expense	479	372	(107)	847	710	(137)
Total research and development expense	$2,480	$2,766	$286	$4,660	$5,250	$590

Research and development expense were $2.5 million and $2.8 million for the three months ended June 30, 2013 and 2014, respectively, and $4.7 million and $5.2 million for the six months ended June 30, 2013 and 2014, respectively.  The increase in research and development expense for the three and six months ended June 30, 2014 was primarily due to an increase in compensation and related expenses resulting from additional employees and an increased use of regulatory consultants as compared to the six months ended June 30, 2013, as well as an increase in external services related to the clinical trials for the Neo-Kidney Augment program.

General and Administrative Expense. General and administrative expense for the three and six months ended June 30, 2013 and 2014 were comprised of the following (in thousands):

	Three months ended June 30,			Six months ended June 30,
	2013	2014	Change	2013	2014	Change
Compensation and related expense	$520	$536	$16	$1,086	$1,088	$2
Professional fees	686	978	292	1,608	1,766	158
Facilities and related expense	118	160	42	306	364	58
Insurance, travel and other expenses	121	165	44	295	344	49
Total general and administrative expense	$1,445	$1,839	$394	$3,295	$3,562	$267

General and administrative expense was $1.4 million and $1.8 million for the three months ended June 30, 2013 and 2014, respectively.  General and administrative expense was $3.3 million and $3.6 million for the six months ended June 30, 2013 and 2014, respectively. The increase in general and administrative expense for the three months ended June 30, 2014 was primarily due to an increase in legal fees and a market assessment of the Neo-Kidney Augment program as compared to the three months ended June 30, 2013.  The increase in general and administrative expense for the six months ended June 30, 2014 was primarily due to an increase in professional fees related to a market assessment of the Neo-Kidney Augment program.

Depreciation Expense. Depreciation expense was $62,000 and $53,000 for the three months ended June 30, 2013 and 2014, respectively, and $145,000 and $102,000 for the six months ended June 30, 2013 and 2014, respectively. The decrease in depreciation expense is solely due to an increased number of fully depreciated assets in 2013.

Other Expense. Other expense was $91,000 and $151,000 for the three months ended June 30, 2013 and 2014, respectively, and $121,000 and $304,000 for the six months ended June 30, 2013 and 2014, respectively.   The increase in other expense for the six months ended June 30, 2014 is due to a $0.3 million charge due to a change in assumption of sublease income related to the manufacturing space in our East Norriton, Pennsylvania facility offset by income of $0.1 million related to the sale of Pennsylvania research and development tax credits to a third party buyer which was recorded in the second quarter of 2013.

Interest Income (Expense).  Interest income was $2,000 and $5,000 for the three months ended June 30, 2013 and 2014, respectively, and $7,000 and $14,000 for the six months ended June 30, 2013 and 2014, respectively.

Interest expense was $1.8 million and $1.9 million for the three months ended June 30, 2013 and 2014, respectively, and $3.3 million and $3.8 million for the six months ended June 30, 2013 and 2014, respectively. The increase in interest expense was primarily due to non-cash interest expense associated with the 2012 Convertible Notes issued in the fourth quarter of 2012 and the 2013 Convertible Notes issued in the second quarter of 2013.

Change in Fair Value of Embedded Derivative and Derivative Liability. During the three and six months ended June 30, 2013, we recorded a non-cash charge of $4.1 million and $4.4 million, respectively, on our statements of operations due to a change in the fair value of the derivative liability for the October 2012 Convertible Notes conversion feature and the Call Option.  During the three and six months ended June 30, 2014, we recorded a non-cash charge of $0.1 million and $3.8 million, respectively, on our statements of operations due to a change in the fair value of the derivative liability for the October 2012 Convertible Notes conversion feature and the June 2013 Convertible Notes conversion feature.

Change in Fair Value of Warrant Liability. Change in the fair value of warrant liability for the three and six months ended June 30, 2013 and 2014 were comprised of the revaluation of the warrant liability as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2014	2013	2014
2011 Warrants	$666	$(725)	$912	$(3,748)
2012 Warrants	(2,591)	(3,304)	(2,712)	(10,409)
2013 Warrants	—	(4,922)	—	(15,060)
2013 Celgene Warrants	—	(1,995)	—	(6,108)
2013 and 2014 Interest Warrants	—	(110)	—	36
Total change in the fair value of warrant liability	$(1,925)	$(11,056)	$(1,800)	$(35,289)

During the three and six months ended June 30, 2013, we recorded a non-operating charge of $1.9 million and $1.8 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012. During the three and six months ended June 30, 2014, we recorded a non-operating charge of $11.1 million and $35.3 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011, October 2012, June 2013 and the Interest Warrants.

Liquidity and Capital Resources

Source of Liquidity

We have incurred losses since our incorporation in 2003 as a result of our significant research and development expenditures and the lack of any approved products to generate product sales. We have an accumulated deficit of $318.2 million as of June 30, 2014, including $48.4 million of cumulative accretion of Redeemable Convertible Preferred Stock through the date of its conversion to common stock in April 2010. We anticipate that we will continue to incur additional losses until such time that we can generate significant sales of our product candidates currently in development or we enter into cash flow positive business transactions. We have funded our operations principally with proceeds from equity and debt offerings.

Cash and cash equivalents at June 30, 2014 were $10.1 million, representing 71.3% of total assets. Based upon our current expected level of operating expenditures and required debt repayments, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of its convertible notes, we expect to be able to fund operations through December 31, 2014; however, this period could be shortened if there are any unanticipated increases in spending on development programs or other unforeseen events. We plan to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities or some combination thereof. There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or, if available, on terms acceptable to the Company.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2013 and 2014 (in thousands):

	Six months ended June 30,
	2013	2014	Change
Statement of Cash Flows Data:
Total cash provided by (used in):
Operating activities	$(7,702)	$(9,840)	$(2,138)
Investing activities	998	(163)	(1,161)
Financing activities	13,041	(1,383)	(14,424)
Decrease in cash and cash equivalents	$6,337	$(11,386)	$(17,723)

Operating Activities

Cash used in operating activities increased $2.1 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to payments made in the 2014 period related to the clinical trials for the Neo-Kidney Augment program.

Investing Activities

Cash used in investing activities decreased $1.2 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to the release of the $1.0 million restricted cash in the 2013 period.

Financing Activities

Cash provided by financing activities decreased $14.4 million for the six months ended June 30, 2014, compared to the six months ended June 30, 2013 primarily due to $12.9 million of proceeds received from the issuance of 2013 Convertible Notes. The decrease was partially offset by an increase in payments on long-term debt of $1.4 million in 2014.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that included the issuance of derivatives such as warrants and call options. This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries. As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of June 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Stockholders’ Deficit, (iii) the  Statements of Operations and Comprehensive Loss, (iv) the  Statements of Cash Flows, and (v) Notes to Financial Statements.*

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

TENGION, INC.

Date: August 14, 2014	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)