Form 10-Q
period 2014-09-30
TENGION INC
filed 2014-11-14
CIK 1296391

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 10, 2014, there were 36,620,124 shares of the registrant’s common stock outstanding.

TENGION, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014
INDEX

Part I.  Financial Information

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

PART I.                      FINANCIAL INFORMATION

Item 1.                                Financial Statements.

TENGION, INC.

Balance Sheets
(in thousands, except per share data)
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,728	$21,510
Prepaid expenses and other	443	334
Total current assets	6,171	21,844
Property and equipment, net of accumulated depreciation of $13,496 and $13,339 as of September 30, 2014 and December 31, 2013, respectively	509	454
Other assets	2,941	3,426
Total assets	$9,621	$25,724

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt, net of debt discount of $52 as of December 31, 2013	$—	$1,329
Current portion of lease liability	680	665
Accounts payable	610	853
Accrued expenses	2,236	2,366
Warrant liability	56,023	11,425
Total current liabilities	59,549	16,638
Long-term debt and embedded derivative, net of debt discount of $4,602 and $7,814 as of September 30, 2014 and December 31, 2013, respectively	33,326	25,623
Lease liability	116	307
Other liabilities	12	12
Total liabilities	93,003	42,580
Commitments and contingencies (Note 13)	—	—

Stockholders’ deficit:
Preferred stock, $0.001 par value; 10,000 shares authorized; zero shares issued or outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 10,000,000 shares and 750,000 shares authorized at September 30, 2014 and December 31, 2013, respectively; 26,050 and 6,822 and shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	26	7
Additional paid-in capital	253,157	249,237
Accumulated deficit	(336,565)	(266,100)
Total stockholders’ deficit	(83,382)	(16,856)
Total liabilities and stockholders’ deficit	$9,621	$25,724

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development	$3,046	$2,169	$8,296	$6,829
General and administrative	1,603	1,520	5,165	4,815
Depreciation	55	59	157	204
Other expense, net	149	156	453	277
Total operating expenses	4,853	3,904	14,071	12,125
Loss from operations	(4,853)	(3,904)	(14,071)	(12,125)
Interest income	1	19	15	26
Interest expense	(1,859)	(2,246)	(5,704)	(5,503)
Change in fair value of embedded derivative and derivative liability	(2,856)	53	(6,631)	(4,385)
Change in fair value of warrant liability	(8,785)	(1,179)	(44,074)	(2,979)
Net loss	$(18,352)	$(7,257)	$(70,465)	$(24,966)
Other comprehensive loss	—	—	—	—
Comprehensive loss	$(18,352)	$(7,257)	$(70,465)	$(24,966)

Basic and diluted net loss per share	$(0.73)	$(1.70)	$(3.49)	$(7.24)
Weighted-average common stock outstanding – basic and diluted	25,171	4,261	20,174	3,449

The accompanying notes are an integral part of these financial statements.

TENGION, INC.

 Statements of Stockholders’ Deficit for the Nine Months Ended September 30,  2014
(in thousands)
(unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount
Balance, December 31, 2013	6,822	$7	$249,237	$(266,100)	$(16,856)
Issuance of common stock for payment of interest	9,326	9	1,887	—	1,896
Repurchase of restricted stock to employees	(3)	—	(1)	—	(1)
Issuance of common stock upon conversion of 2012 and 2013 Convertible Notes, net	9,905	10	1,683	—	1,693
Stock-based compensation expense	—	—	351	—	351
Net loss	—	—	—	(70,465)	(70,465)
Balance, September 30, 2014	26,050	$26	$253,157	$(336,565)	$(83,382)

The accompanying notes are an integral part of the financial statements.

TENGION, INC.

Statements of Cash Flows
(in thousands)
 (unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(70,465)	$(24,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157	204
Change in fair value of embedded derivative and derivative liability	6,631	4,385
Change in fair value of warrant liability	44,074	2,979
Charge related to lease liability	453	386
Noncash interest expense	5,666	4,400
Noncash rent expense	—	3
Stock-based compensation expense	351	404
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(109)	(54)
Accounts payable	(240)	686
Accrued expenses and other	(702)	(732)
Net cash used in operating activities	(14,184)	(12,305)

Cash flows from investing activities:
Change in restricted cash	—	1,000
Cash paid for property and equipment	(215)	(2)
Net cash (used in) provided by investing activities	(215)	998

Cash flows from financing activities:
Proceeds from warrant exercises, net	—	278
Repurchase of restricted stock to employees	(1)	(7)
Proceeds from Celgene Collaboration and Option Agreement and
Right of First Negotiation Agreement, net of expenses	—	14,661
Proceeds from long-term debt and warrants, net of issuance costs	—	17,599
Payments on long-term debt	(1,382)	(1,281)
Net cash (used in) provided by financing activities	(1,383)	31,250

Net (decrease) increase in cash and cash equivalents	(15,782)	19,943
Cash and cash equivalents, beginning of period	21,510	7,536
Cash and cash equivalents, end of period	$5,728	$27,479

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

(2)	Management’s Plans to Continue as a Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   The Company anticipates incurring losses and deficits in operating cash flows until such time, if ever, that it can generate significant sales of its therapeutic product candidates currently in development or enters into cash flow positive business development transactions.

Based upon the Company’s current expected level of operating expenditures and required debt repayments, and assuming the Company is not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of its convertible notes, the Company expects to be able to fund operations through mid-December 2014; however, this period could be shortened if there are any unanticipated increases in planned spending on development programs, general and administrative expenses or other unforeseen events.  The Company intends to pursue additional funds through collaborative arrangements, private sales of debt or equity securities, commercial loan facilities, the sale of rights (such as option rights) to our programs or to acquire the Company, or some combination thereof.  There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or, if available, on terms acceptable to the Company.

In the event financing is not obtained, the Company would pursue additional headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.  If the Company is required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs, these events would have a material adverse effect on the Company's business, results of operations and financial condition.  If financing is still not obtained following these events, the Company will not be able to remain in business and will likely need to seek protection under the U.S. bankruptcy laws.

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

Recently Adopted Accounting Standards

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (ASU 2014-10).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods but early adoption is permitted.  The Company evaluated and elected to adopt ASU 2014-10 as permitted, and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities in these financial statements.

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

The following potentially dilutive securities have been excluded from the three and nine month computations of diluted weighted-average shares outstanding as they would be anti-dilutive:

	Three and nine months ended September 30,
	2014	2013
Shares underlying warrants outstanding	776,568,251	481,733,641
Shares underlying options outstanding	228,721	231,575
Unvested restricted stock	35,574	54,721
Shares underlying convertible notes payable	172,760,108	115,590,720

(4)	Supplemental Cash Flow Information

The following table contains additional supplemental cash flow information for the periods reported (in thousands).

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of non-cash transactions:
Fair value of embedded derivatives and derivatives issued with issuance of long-term debt	$—	$732
Fair value of warrants issued with issuance of long-term debt	—	9,657
Fair value of warrants issued pursuant to Celgene Collaboration and Option Agreement	—	3,796
Cashless exercise of warrant liability	—	15
Conversion of 2012 and 2013 Convertible Notes to common stock, net	1,693	36
Issuance of common stock and warrants for payment of interest	2,420	1,120

(5)	Financial Instruments

The fair value guidance requires fair value measurements be classified and disclosed in one of the following three categories:

•	Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

•	Level 2: Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability;

•	Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported by little or no market activity).

The following fair value hierarchy table presents information about each major category of the Company’s financial assets and liability measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014 (in thousands).

	Fair value measurement at reporting date using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
At September 30, 2014
Assets:
Cash and cash equivalents	$5,728	$—	$—	$5,728

Liabilities:
Embedded derivative liability	$—	$—	$6,831	$6,831
Warrant liability	—	—	56,023	56,023
	$—	$—	$62,854	$62,854

At December 31, 2013:
Assets:
Cash and cash equivalents	$21,510	$—	$—	$21,510

Liabilities:
Embedded derivative liability	$—	$—	$226	$226
Warrant liability	—	—	11,425	11,425
	$—	$—	$11,651	$11,651

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

	2012 Notes	2013 Notes	Total
Balance at December 31, 2013	$101	$125	$226
Conversion of notes	(22)	(4)	(26)
Change in fair value of derivative liability	3,068	3,563	6,631
Balance at September 30, 2014	$3,147	$3,684	$6,831

The Company has issued warrants to purchase common stock that are measured at fair value on a recurring basis using unobservable inputs and available market data to support the fair value (Level 3).  See Note 11 for further discussion of the warrant liability.  A reconciliation of the warrant liability is as follows (in thousands):

	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants	Total
Balance at December 31, 2013	$720	$3,430	$5,139	$2,083	$53	$11,425
Issuance of warrants	—	—	—	—	524	524
Change in fair value of warrant liability	4,091	13,574	19,068	7,726	(385)	44,074
Balance at September 30, 2014	$4,811	$17,004	$24,207	$9,809	$192	$56,023

The fair value of the Conversion Options, 2011 Warrants, 2012 Warrants, 2013 Warrants, 2013 Celgene Warrants, and 2013 and 2014 Interest Warrants as of December 31, 2013 and September 30,  2014, was determined using a risk-neutral framework within a Monte Carlo analysis. The valuation of the Conversion Options and Warrants is subjective and is affected by changes in inputs to the valuation model including the assumptions regarding the aggregate value of the Company’s debt and equity instruments; assumptions regarding the expected amounts and dates of future debt and equity financing activities; assumptions regarding the likelihood and timing of Fundamental Transactions or Major Transactions (as defined in the agreements); the historical and prospective volatility in the value of the company’s debt and equity instruments; risk-free rates based on U.S. Treasury security yields; and the Company’s dividend yield.

In performing the valuation of the Conversion Options, 2011 Warrants, 2012 Warrants, 2013 Warrants, 2013 Celgene Warrants, and 2013 and 2014 Interest Warrants, the Company believed the common stock price has not fully adjusted for the potential future dilution from the private placement transactions in 2012 and 2013.  Therefore, the Company used an implied enterprise value considering potential future values for the Company contingent on the outcome of its research programs in conjunction with a Monte Carlo analysis to estimate the range of possible outcomes within each scenario and to allocate value to the securities in accordance with the terms of the agreements. The valuation resulted in a model-derived common stock value of $0.02 per share as of December 31, 2013 and September 30, 2014, primarily due to the preference rights of the debt holders and the anti-dilution and net cash settlement features of warrants issued in 2011, 2012 and 2013. Changes in these assumptions can materially affect the fair value estimate.

Certain assets and liabilities, including property and equipment, severance benefits and the lease liability, are measured at fair value on a nonrecurring basis.  These assets and liabilities are recognized at fair value when they are deemed to be impaired or in the period in which the liability is incurred.  None of these assets were measured at fair value as of December 31, 2013 or September 30, 2014.

(6)	Accrued expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued interest on convertible notes	$787	$843
Accrued compensation and benefits	719	757
Accrued consulting and professional fees	269	138
Accrued research and development	379	535
Other	82	93
Total accrued expenses	$2,236	$2,366

(7)	Lease liability

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

In connection with the 2011 restructuring, the Company determined it was not likely to utilize substantially all of the leased office and manufacturing space in its East Norriton, Pennsylvania facility during the remainder of the lease term which ends February 28, 2016.  Therefore, the Company recorded a liability as of November 30, 2011, the cease-use date, for the fair value of its obligations under the lease.

The following table summarizes the activity related to the lease liability for the nine month period ended September 30, 2014 (in thousands).

	Warehouse space	Office and manufacturing space	Total
Balance at December 31, 2013	$500	$472	$972
Charges utilized	(193)	(436)	(629)
Additional charges to operations	38	415	453
Balance at September 30, 2014	345	451	796
Less current portion	248	432	680
Total long-term lease liability at September 30, 2014	$97	$19	$116

(8)	Debt

Senior Secured Convertible Notes

2013 Financing

On June 28, 2013, the Company completed a private placement (the 2013 Financing) of an aggregate principal amount of $18,576,000 of Senior Secured Convertible Notes (the 2013 Convertible Notes) along with warrants to the holders of the Convertible Notes (2013 Warrants) to purchase 26,921,741 shares of our common stock exercisable for a period of five years from the date of their issuance and warrants to purchase 53,843,479 shares of our common stock exercisable for a period of ten years from the date of their issuance. The initial conversion price of the 2013 Convertible Notes was $0.69 per share and the initial exercise price of the 2013 Warrants was $0.69 per share. The 2013 Convertible Notes mature on June 30, 2016 and bear interest at 10% per annum, which is payable quarterly beginning on October 1, 2013. The 2013 Convertible Notes were initially convertible into 26,921,741 shares of common stock at a conversion price of $0.69 per share. The Company recorded an embedded derivative liability for the Conversion Option (the Conversion Option-2013 Notes). The Conversion Option-2013 Notes is presented on the Balance Sheet, included with long-term debt. See Note 10 for further discussion of this embedded derivative liability.

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

On January 2, 2014, April 1, 2014 and July 1, 2014, we made interest payments to the holders of the 2012 Convertible Notes (as defined below) and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014, April 1, 2014 and July 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of September 30, 2014, the conversion price of the 2013 Convertible Notes was adjusted to $0.18 per share and the number of shares issuable upon exercise of the 2013 Convertible Notes was increased to 93,175,377 shares.

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

On January 2, 2014, April 1, 2014 and July 1, 2014, we made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. The January 2, 2014, April 1, 2014 and July 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Convertible Notes, 2013 Celgene Warrants, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of September 30, 2014, the conversion price of the 2012 Convertible Notes was adjusted to $0.18 per share and the number of shares issuable upon exercise of the 2012 Convertible Notes was increased to 79,584,731 shares.

Total debt outstanding consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Senior Secured 2012 Convertible Notes	$14,325	$14,634
Embedded derivative liability-2012 Notes	3,147	101
Senior Secured 2013 Convertible Notes	16,772	18,576
Embedded derivative liability-2013 Notes	3,684	125
Working Capital Note	—	1,382
Unamortized debt discount	(4,602)	(7,866)
	33,326	26,952
Less current portion	(—)	(1,329)
Total long-term debt and embedded derivative, net of debt discount	$33,326	$25,623

The Company recorded interest expense of $1.9 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. Included in interest expense for the three months ended September 30, 2014 is $0.4 million of amortization of deferred financing costs and debt discount related to the 2013 Convertible Notes, $0.7 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $0.8 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes. The Company recorded interest expense of $5.7 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively. Included in interest expense for the nine months ended September 30, 2014 is $1.1 million of amortization of deferred financing costs and debt discount related to the 2013 Convertible Notes, $2.2 million in amortization of deferred financing costs and debt discount on the 2012 Convertible Notes and Working Capital Note and $2.4 million of interest expense on the 2012 Convertible Notes, Working Capital Note and 2013 Convertible Notes.

During the nine months ended September 30, 2014, approximately $0.3 million of the 2012 Convertible Notes were converted into 1,638,480 shares of our common stock and approximately $1.8 million of the 2013 Convertible Notes were converted into 8,266,359 shares of our common stock.

During the nine month period ended September 30, 2014, the Company had issued 9,326,065 Interest Shares and 2,625,930 Interest Warrants to satisfy approximately $2.4 million in interest obligations for the 2012 Convertible Notes and 2013 Convertible Notes.

(9)	Capital Structure

Common Stock

Since inception, the Company has sold common stock to certain officers, directors, employees, consultants, Scientific Advisory Board members and investors.  As of September 30, 2014, the Company was authorized to issue 10,000,000,000 shares of common stock.  Each holder of common stock is entitled to one vote for each share held.  The Company will, at all times, reserve and keep available out of its authorized but unissued shares of common stock sufficient shares to effect the exercise of outstanding stock options and warrants.

Preferred Stock

The Company was authorized to issue 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges, and restrictions thereof.  These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock.  The issuance of the Company’s preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation.  In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action.  There are no shares issued or outstanding as of September 30, 2014.

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

	Embedded Derivative Liability
	Conversion Option-2012 Notes		Conversion Option-2013 Notes
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Calculated aggregate value (in thousands)	$3,147	$101	$3,684	$125
Weighted-average equity volatility	112%	120%	112%	120%
Weighted-average asset volatility	85%	95%	85%	95%
Probability of a Major Transaction	100%	100%	100%	100%
Weighted-average risk-free interest rate	0.8%	0.2%	0.8%	0.2%
Dividend yield.	None	None	None	None

(11)	Warrants

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

The following table summarizes outstanding warrants to purchase common stock:

	Shares Exercisable as of
	September 30, 2014	December 31, 2013	Weighted-average exercise Price	Expiration
Equity-classified warrants
Issued to lenders and vendors	18,157	18,375	$157.33	December 2014 through September 2019
	18,157	18,375

Liability-classified warrants
2013 and 2014 Interest Warrants	3,683,874	1,057,944	$0.001	July 2023 through July 2024
2013 Warrants (1)	308,066,691	191,213,801	$0.18	June 2018 through June 2023
2013 Celgene Warrants (1)	125,000,000	77,586,207	$0.18	June 2018 through June 2023
2012 Warrants (1)	220,180,579	136,663,804	$0.18	October 2014 through October 2022
2011 Warrants (2)	119,618,950	74,761,830	$0.25	March 2016
	776,550,094	481,283,586
Total	776,568,251	481,301,961

(1)	As of December 31, 2013 the 2013 Warrants, 2013 Celgene Warrants and 2012 Warrants had an exercise price of $0.29 per share.
(2)	As of December 31, 2013 the 2011 Warrants had an exercise price of $0.40 per share.

2012 Warrants, 2013 Warrants and 2013 Celgene Warrants

On October 2, 2012, as part of the 2012 Financing, the Company issued the 2012 Warrants to holders of the 2012 Convertible Notes. The 2012 Warrants were exercisable at an exercise price of $0.75 per share subject to certain adjustments as specified in the warrant agreement. The Company valued the 2012 Warrants as derivative financial instruments as of the date of issuance and will record their changes in fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014, April 1, 2014 and July 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Each of the January 2, 2014, April 1, 2014 and July 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2012 Warrants and 2012 Convertible Notes, and the anti-dilution provisions of each were simultaneously triggered. As of September 30, 2014, the exercise price of the 2012 Warrants was adjusted to $0.18 per share, and the number of shares issuable upon exercise of the 2012 Warrants was increased to 220,180,579 shares.

On June 28, 2013, as part of the 2013 Financing, the Company issued the 2013 Warrants to holders of the 2013 Convertible Notes. The 2013 Warrants were initially exercisable at an exercise price of $0.69 per share subject to certain adjustments as specified in the warrant agreement. In addition, on June 28, 2013, the Company entered into a Collaboration and Option Agreement with Celgene Corporation under which Celgene paid the Company $15 million in exchange for (i) five-year warrants to purchase 7,425,743 shares of common stock and ten-year warrants to purchase 14,851,485 shares of common stock (the Celgene Warrants); (ii) a right of first negotiation to the Company’s Neo-Kidney Augment Program; and (iii) entering into the Collaboration and Option Agreement. The Celgene Warrants were initially exercisable at an exercise price of $1.01 per share. The Company valued the 2013 Warrants and the Celgene Warrants as derivative financial instruments as of the date of issuance and will continue to do so at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014, April 1, 2014 and July 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Each of the January 2, 2014, April 1, 2014 and July 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants and 2013 Convertible Notes, and the anti-dilution provisions of each were simultaneously triggered. As of September 30, 2014, the exercise price of the 2013 Warrants and 2013 Celgene Warrants was adjusted to $0.18 per share, and the number of shares issuable upon exercise of the 2013 Warrants and 2013 Celgene Warrants was increased to 308,066,691 shares and 125,000,000, respectively.

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

2011 Warrants

In March 2011, the Company issued warrants (2011 Warrants) to purchase 1,046,102 shares of common stock in connection with a private placement transaction. Each warrant was exercisable in whole or in part at any time until March 4, 2016 at a per share exercise price of $28.80, subject to certain adjustments as specified in the warrant agreement. The Company classified the warrants as derivative financial instruments as of the date of issuance (March 4, 2011) and will record the changes in their fair value at each reporting date, with any changes in fair value being recorded on the Statement of Operations and Comprehensive Loss. On January 2, 2014 and April 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of shares of common stock and warrants to purchase shares of common stock for nominal consideration. Each of the January 2, 2014, April 1, 2014 and July 1, 2014 issuances of the shares and warrants were dilutive to the holders of the 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. As of September 30, 2014, the exercise price of the 2011 Warrants was adjusted to $0.25 per share, and the number of shares issuable upon exercise of the 2011 Warrants was increased to 119,618,950 shares.

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

	Fair value as of September 30, 2014
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants
Calculated aggregate value (in thousands)	$4,811	$17,004	$24,207	$9,809	$192
Exercise price per share of warrant	$0.25	$0.18	$0.18	$0.18	$0.001
Weighted-average equity volatility	112%	112%	112%	112%	112%
Weighted-average asset volatility	85%	85%	85%	85%	85%
Probability of Fundamental or Major Transaction	100%	100%	100%	100%	100%
Weighted-average risk-free interest rate	0.8%	0.8%	0.8%	0.8%	0.8%

	Fair value as of December 31, 2013
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 Interest Warrants

Calculated aggregate value (in thousands)	$720	$3,430	$5,139	$2,083	$53
Exercise price per share of warrant	$0.40	$0.29	$0.29	$0.29	$0.001
Equity volatility	120%	120%	120%	120%	120%
Asset volatility	95%	95%	95%	95%	95%
Probability of Fundamental or Major Transaction	100%	100%	100%	100%	100%
Weighted-average risk-free interest rate	0.2%	0.2%	0.2%	0.2%	0.2%

The following table summarizes the calculated net cash settlement values for the liability-classified warrants as of September 30, 2014 along with the assumptions utilized in each calculation.

	Net cash settlement as of September 30, 2014
	2011 Warrants	2012 Warrants	2013 Warrants	2013 Celgene Warrants	2013 and 2014 Interest Warrants

Calculated aggregate value (in thousands) (1)	$681	$7,383	$11,348	$4,598	—
Exercise price per share of warrant	$0.25	$0.18	$0.18	$0.18	—
Closing price per share of warrant	$0.05	$0.05 (2)	$0.05 (2)	$0.05 (2)	—
Equity volatility (3)	104%	101%	101%	101%	—
Expected term (years)	1.4	6.2	7.1	7.1	—
Weighted-average risk-free interest rate	0.3%	1.9%	2.0%	2.0%	—
Dividend yield	None	None	None	None	—

(1)	Represents the net cash settlement value of the warrant as of September 30, 2014, which value was calculated utilizing the Black-Scholes model specified in the warrant agreement.
(2)	Represents the five-day Company stock VWAP used to calculate the net cash settlement value as of September 30, 2014.
(3)	Represents the volatility assumption used to calculate the net cash settlement value as of September 30, 2014 based on the terms of the warrant agreement.

During the nine months ended September 30, 2014 and 2013, the Company recorded non-operating expense of $44.1 million and $3.0 million, respectively, due to a change in the estimated fair values of these warrants.  During the three months ended September 30, 2014 and 2013, the Company recorded non-operating expense of $8.8 million and $1.2 million, respectively, due to a change in the estimated fair values of these warrants.

(12)	Stock-based Compensation

The 2010 Stock Incentive and Option Plan (2010 Plan) became effective upon the closing of the Company’s initial public offering.  Under the 2010 Plan, stock awards may be granted to employees, directors, and consultants of the Company, in the form of restricted or unrestricted stock, stock appreciation rights, cash-based or performance share awards and stock options. The amounts and terms of options granted are determined by the Company’s compensation committee. The equity awards granted under the Plan generally vest over four years and have terms of up to ten years after the date of grant, and options are exercisable in cash or as otherwise determined by the board of directors.  The 2010 Plan allows for the transfer of forfeited shares from the 2004 Plan.  As of September 30, 2014, 157,275 shares of common stock were available for future grants under the 2010 Plan.

Stock Options

The following table summarizes stock option activity under the Plans:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2013	230,725	$12.28	7.5
Granted	—	$—
Exercised	—	$—
Expired	(104)	$15.95
Forfeited	(1,900)	$16.72
Outstanding at September 30, 2014	228,721	$12.25	6.7	$—

Vested and expected to vest at September 30, 2014	223,130	$12.40	6.7	$—

Exercisable at September 30, 2014	174,323	$14.16	6.6	$—

Total stock-based compensation expense recognized for stock options to employees and non-employee directors for each of the three months ended September 30, 2014 and 2013 was $0.1 million.  Total stock-based compensation expense recognized for stock options to employees and non-employee directors for each of the nine months ended September 30, 2014 and 2013 was $0.2 million and $0.3 million, respectively.  As of September 30, 2014, there was $0.2 million of unrecognized compensation expense, net of forfeitures, related to non-vested employee and non-employee director stock options, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock

The Company has issued restricted stock as compensation for the services of certain employees and other third parties.  The grant date fair value of restricted stock was based on the fair value of the common stock on the date of grant, and compensation expense is recognized ratably as the restrictions lapse.

The following table summarizes restricted stock activity under the Plans:

	Number of shares	Weighted-average grant date fair value
Nonvested at December 31, 2013	54,721	$7.59
Granted	—	$—
Vested	(19,051)	$8.28
Forfeited	(96)	$11.96
Nonvested at September 30, 2014	35,574	$7.19

Total stock-based compensation expense for restricted stock was $36,000 and $35,000 for the three months ended September 30, 2014 and 2013, respectively.  Total stock-based compensation expense for restricted stock was $122,000 and $116,000 for the nine months ended September 30, 2014 and 2013, respectively.  As of September 30, 2014, there was $0.1 million of unrecognized compensation expense related to restricted stock awards, which is expected to be recognized over a weighted-average period of 1.2 years.

(13)	Commitments and Contingencies

Leases

The Company leases office space and office equipment under operating leases, which expire at various times through February 2016.  Excluding the lease liability activity described in Note 7, rent expense under these operating leases was $46,000 and $47,000 for the three months ended September 30, 2014 and 2013, respectively, and $124,000 and $128,000 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes future minimum lease payments as of September 30, 2014 (in thousands):

2014	$265
2015	1,079
2016	277
Total minimum lease payments (1)	$1,621

(1)	The future minimum lease payments above do not include the impact of any potential sublease income discussed in Note 7 related to the Company’s lease liability.

(14)	Subsequent Events

On October 1, 2014, the Company made interest payments to the holders of the 2012 Convertible Notes and the 2013 Convertible Notes by the issuance of 9,822,017 shares of common stock and warrants to purchase 5,617,448 shares of common stock for nominal consideration to satisfy approximately $0.8 million in interest obligations. The October 1, 2014 issuance of the shares and warrants was dilutive to the holders of the 2013 Warrants, 2013 Celgene Warrants, 2013 Convertible Notes, 2012 Warrants, 2012 Convertible Notes, and 2011 Warrants, and the anti-dilution provisions of each were simultaneously triggered. The conversion price of the 2012 and 2013 Convertible Notes was adjusted to $0.05 per share. The adjustments to the exercise price and the number of shares issuable upon exercise of the warrants were as follows:

	Shares exercisable as of October 1, 2014	Weighted-average exercise price

2013 Warrants	1,109,040,088	$0.05
2013 Celgene Warrants	450,000,000	$0.05
2012 Warrants	792,650,084	$0.05
2011 Warrants	427,210,546	$0.07

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Any statements herein or otherwise made in writing or orally by us with regard to our expectations as to financial results and other aspects of our business may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future plans, objectives, expectations and intentions and may be identified by words like “believe,” “expect,” “designed,” “may,” “will,” “should,” “seek,” or “anticipate,” and similar expressions. These forward-looking statements may include, but are not limited to, statements concerning: (i) our plans to develop and commercialize our product candidates; (ii) our ongoing and planned preclinical studies and clinical trials; (iii) the timing of and our ability to obtain and maintain marketing approvals for our product candidates; (iv) the rate and degree of market acceptance and clinical utility of our products; (v) our plans to leverage our Organ Regeneration Platform to discover and develop product candidates; (vi) our ability to identify and develop product candidates; (vii) our commercialization, marketing and manufacturing capabilities and strategy; (viii) our intellectual property position; (ix) our estimates regarding expenses, future revenues, capital requirements and needs for additional financing; and (x) other risks and uncertainties in the sections entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item 1A of Part II of this Quarterly Report on Form 10-Q, as well as in other documents filed by us with the Securities and Exchange Commission (“SEC”).

Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, the forward-looking statements contained in this document are neither promises nor guarantees. Our business is subject to significant risks and uncertainties and there can be no assurance that our actual results will not differ materially from our expectations. Factors that could cause actual results to differ materially from our expectations set forth in our forward-looking statements are set forth in the sections entitled “Risk Factors” in Item IA of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 and in Item IA of Part II of this Quarterly Report on Form 10-Q, as well as in other documents filed by us with the SEC and include, among others: :(i) we will need to raise additional funds through collaborative arrangements or the issuance of additional equity to execute our business plan beyond 2014, or seek protection under the U.S. bankruptcy laws; (ii) patients enrolled in our clinical trials may experience adverse events related to our product candidates, which could delay our clinical trials or cause us to terminate the development of a product candidate; (iii) we may have difficulty enrolling patients in our clinical trials, including the Phase I clinical trial for our Neo-Kidney Augment and Neo-Urinary Conduit; (iv) we may be unable to progress our product candidates that are undergoing preclinical testing into clinical trials; and (v) we may not be able to reduce the net rental obligation for our Pennsylvania facility prior to the expiration of the existing lease.

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

Building on our clinical and preclinical experience, we are utilizing our Organ Regeneration Platform in the conduct of our Neo-Kidney Augment development program for patients with advanced chronic kidney disease and our Neo-Urinary Conduit development program for bladder cancer patients who are in need of a urinary diversion.   We are working with key opinion leaders on future development plans for our Neo-Urinary Conduit, and will seek to execute a strategic or financial transaction to provide targeted funding for future development of our Neo-Urinary Conduit. In the absence of such funding, we have no current plans to continue independent development of the Neo-Urinary Conduit program.

To date, we have devoted substantially all of our resources to the development of our Organ Regeneration Platform and product candidates, as well as to our facilities that we employ to manufacture our neo-organs. Since our inception in July 2003, we have had no revenue from product sales, and have funded our operations principally through the private and public sales of equity securities and debt financings. We have never been profitable and we expect to continue to incur significant operating losses for the foreseeable future as we advance our product candidates from discovery through preclinical studies and clinical trials and seek marketing approval and eventual commercialization.

Cash and cash equivalents at September 30, 2014 were $5.7 million, representing 59.5% of total assets. Based upon our current expected level of operating expenditures and debt repayment, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through mid-December 2014. There is no assurance that additional financing will be available or, if available, on terms acceptable to us.  Without additional capital, we will not be able to remain in business and will likely need to seek protection under the U.S. bankruptcy laws.

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

The following table summarizes our research and development expense for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Third-party direct program expenses:
Renal	$833	$169	$564	$1,661	$813	$848
Urologic	181	182	(1)	683	410	273
Total third-party direct program expenses	1,014	351	563	2,344	1,223	1,121
Other research and development expense	2,032	1,818	314	5,952	5,606	346
Total research and development expense	$3,046	$2,169	$877	$8,296	$6,829	$1,467

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

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2014 and 2013

Research and Development Expense.  Research and development expense for the three and nine months ended September 30, 2014 and 2013 were comprised of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Compensation and related expense	$1,259	$1,022	$237	$3,594	$2,998	$596
External services – direct third parties	1,014	451	563	2,344	1,223	1,121
External services – other	71	166	(95)	235	588	(353)
Research materials and related expense	367	221	146	1,078	864	214
Facilities and related expense	335	309	26	1,045	1,156	(111)
Total research and development expense	$3,046	$2,169	$877	$8,296	$6,829	$1,467

Research and development expense were $3.0 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $8.3 million and $6.8 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase in research and development expense for the three and nine months ended September 30, 2014 was primarily due to an increase in compensation and related expenses resulting from additional employees, an increased use of regulatory consultants and an increase in external services related to the clinical trials for the Neo-Kidney Augment program.

General and Administrative Expense. General and administrative expense for the three and nine months ended September 30, 2014 and 2013 were comprised of the following (in thousands):

	Three months ended September 30,			Nine months ended September 30,
	2014	2013	Change	2014	2013	Change
Compensation and related expense	$517	$541	$(24)	$1,605	$1,627	$(22)
Professional fees	777	652	125	2,543	2,260	283
Facilities and related expense	148	155	(7)	512	461	51
Insurance, travel and other expenses	161	172	(11)	505	467	38
Total general and administrative expense	$1,603	$1,520	$83	$5,165	$4,815	$350

General and administrative expense was $1.6 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively.  General and administrative expense was $5.2 million and $4.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expense for the three months ended September 30, 2014 was primarily due to an increase in legal fees as compared to the three months ended September 30, 2013.  The increase in general and administrative expense for the nine months ended September 30, 2014 was primarily due to an increase in an increase in legal fees and professional fees related to a market assessment of the Neo-Kidney Augment program.

Depreciation Expense. Depreciation expense was $55,000 and $59,000 for the three months ended September 30, 2014 and 2013, respectively, and $157,000 and $204,000 for the nine months ended September 30, 2014 and 2013, respectively. The decrease in depreciation expense is solely due to an increased number of fully depreciated assets in 2013.

Other Expense. Other expense was $149,000 and $156,000 for the three months ended September 30, 2014 and 2013, respectively, and $453,000 and $277,000 for the nine months ended September 30, 2014 and 2013, respectively.   The increase in other expense for the nine months ended September 30, 2014 is due to a $0.3 million charge due to a change in assumption of sublease income related to the manufacturing space in our East Norriton, Pennsylvania facility offset by income of $0.1 million related to the sale of Pennsylvania research and development tax credits to a third party buyer which was recorded in the second quarter of 2013.

Interest Income (Expense).  Interest income was $1,000 and $19,000 for the three months ended September 30, 2014 and 2013, respectively, and $15,000 and $26,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest expense was $1.9 million and $2.2 million for the three months ended September 30, 2014 and 2013, respectively, and $5.7 million and $5.5 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense for the nine months ended September 30, 2014 was primarily due to non-cash interest expense associated with the 2012 Convertible Notes issued in the fourth quarter of 2012 and the 2013 Convertible Notes issued in the second quarter of 2013.

Change in Fair Value of Embedded Derivative and Derivative Liability. During the three and nine months ended September 30, 2014, we recorded a non-cash charge of $2.9 million and $6.6 million, respectively, on our statements of operations due to a change in the fair value of the derivative liability for the October 2012 Convertible Notes conversion feature and the June 2013 Convertible Notes conversion feature.  During the three and nine months ended September 30, 2013, we recorded a non-cash credit of $53,000 and non-cash charge $4.4 million, respectively, on our statements of operations due to a change in the fair value of the derivative liability for the October 2012 Convertible Notes conversion feature and the call option issued to the holders of the 2012 Convertible Notes.

Change in Fair Value of Warrant Liability. Change in the fair value of warrant liability for the three and nine months ended September 30, 2014 and 2013 were comprised of the revaluation of the warrant liability as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
2011 Warrants	$343	$289	$4,091	$(623)
2012 Warrants	3,165	268	13,574	2,980
2013 Warrants	4,008	417	19,068	417
2013 Celgene Warrants	1,618	297	7,726	297
2013 and 2014 Interest Warrants	(349)	(92)	(385)	(92)
Total change in the fair value of warrant liability	$8,785	$1,179	$44,074	$2,979

During the three and nine months ended September 30, 2014, we recorded a non-operating charge of $8.8 million and $44.1 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011, October 2012, June 2013 and the Interest Warrants.  During the three and nine months ended September 30, 2013, we recorded a non-operating charge of $1.2 million and $3.0 million, respectively, on our statements of operations due to a change in the fair value of the warrant liability for warrants to purchase common stock that were issued in March 2011 and October 2012.

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

Cash and cash equivalents at September 30, 2014 were $5.7 million, representing 59.5% of total assets. Based upon our current expected level of operating expenditures and required debt repayments, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of its convertible notes, we expect to be able to fund operations through mid-December 2014; however, this period could be shortened if there are any unanticipated increases in spending on development programs or other unforeseen events. We plan to raise additional funds through collaborative arrangements, public or private sales of debt or equity securities, commercial loan facilities, the sale of rights (such as option rights) to our programs or to acquire the Company, or some combination thereof. There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or, if available, on terms acceptable to the Company.

In the event financing is not obtained, we would pursue additional headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.  If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, these events would have a material adverse effect on our business, results of operations and financial condition.  If financing is still not obtained following these events, the Company will not be able to remain in business and will likely need to seek protection under the U.S. bankruptcy laws.

Cash Flows

The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine months ended September 30,
	2014	2013	Change
Statement of Cash Flows Data:
Total cash (used in) provided by:
Operating activities	$(14,184)	$(12,305)	$(1,879)
Investing activities	(215)	998	(1,213)
Financing activities	(1,383)	31,250	(32,633)
(Decrease) increase in cash and cash equivalents	$(15,782)	$19,943	$(35,725)

Operating Activities

Cash used in operating activities increased $1.9 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to payments made in the 2014 period related to the clinical trials for the Neo-Kidney Augment program.

Investing Activities

Cash used in investing activities decreased $1.2 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to the release of the $1.0 million restricted cash in the 2013 period.

Financing Activities

Cash provided by financing activities decreased $32.6 million for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013 primarily due to $32.3 million of net proceeds received from the issuance of 2013 Convertible Notes and in connection with the Celgene Collaboration and Option Agreement and $0.3 million of net proceeds for warrant exercises in the 2013 period.

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

Item 4.                      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures and Changes in Internal Control over Financial Reporting

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. The Company had previously reported a material weakness in internal control over financial reporting with respect to the misapplication of U.S. Generally Accepted Accounting Principles for the classification of debt financing costs which was described in Item 9A including Management’s Annual Report on Internal Control Over Financial Reporting in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. This material weakness was the result of limited accounting and reporting resources and a lack of accounting expertise related to the initial classification of debt financing costs incurred for convertible debt issuances that included the issuance of derivatives such as warrants and call options. This material weakness did not have an impact on our financial statements for the year ended December 31, 2012 as we made the appropriate correcting journal entries. As a result of this material weakness in the Company’s internal control over financial reporting related to the accounting for significant financing transactions, which was not remediated as of September 30, 2014, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

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

PART II.                      OTHER INFORMATION

Item 1.                         Legal Proceedings.

None

Item 1A.                      Risk Factors.

If we are unable to raise additional financing by mid-December 2014, we will not be able to remain in business and will likely need to seek protection under the U.S. bankruptcy laws.

Based upon our current expected level of operating expenditures and required debt repayments, and assuming we are not required to settle any outstanding warrants in cash or redeem, or pay cash interest on, any of our convertible notes, we expect to be able to fund operations through mid-December 2014; however, this period could be shortened if there are any unanticipated increases in planned spending on development programs, general and administrative expenses or other unforeseen events. We intend to pursue additional funds through collaborative arrangements, private sales of debt or equity securities, commercial loan facilities, the sale of rights (such as option rights) to our programs or to acquire the Company, or some combination thereof. There is no assurance that additional financing will be available when needed to allow the Company to continue its operations or, if available, on terms acceptable to us.

In the event financing is not obtained, we would pursue additional headcount reductions and other cost cutting measures to preserve cash as well as explore the sale of selected assets to generate additional funds.  If we are required to significantly reduce operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs, these events would have a material adverse effect on our business, results of operations and financial condition.  If financing is still not obtained following these events, we will not be able to remain in business and will likely need to seek protection under the U.S. bankruptcy laws.

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the  Balance Sheets, (ii)  Statements of Stockholders’ Deficit, (iii) the  Statements of Operations and Comprehensive Loss, (iv) the  Statements of Cash Flows, and (v) Notes to Financial Statements.*

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

TENGION, INC.

Date: November 14, 2014	By:	/s/ John L. Miclot
John L. Miclot President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ A. Brian Davis
A. Brian Davis Chief Financial Officer and Senior Vice President, Finance (Principal Financial and Accounting Officer)